Form 10KSB
period 2002-07-31
GRAVITY SPIN HOLDINGS INC
filed 2002-12-02
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Year Ended July 31, 2002 Commission File Number: 333-74992

                           GRAVITY SPIN HOLDINGS, INC.

      Nevada                               7380                 98-0351859
(State or other jurisdiction   (Primary Standard Industrial  (I.R.S. Employer
 of incorporation or               Classification Number)    Identification No.)
 organization)

                         3110 E. Sunset Road, Suite H-1,
                          Las Vegas, Nevada USA, 89120
                               (registered office)

                    30 Eglinton Avenue West, Suite 21,Box 72
                          Mississauga, Ontario, Canada
                                     L5R 3E7

                     Tel (905) 602- 5229 Fax (905) 507-1761.
                               (operating office)

                                  With copy to:

                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                      Tel: (949)660-9700 Fax:(949)660-9010
                               (Agent for Service)

Securities Registered under Section 12(b) of the Exchange Act:

                          Common Stock - .001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]    No [ ]

The issuer's revenues for its most recent fiscal year were $350,441

As of July 31, 2002 the registrant had 10,771,600 shares of common stock, $.001 par value, issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]    No [X]

                              GRAVITY SPIN HOLDINGS
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I.......................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................5
   ITEM 3.  LEGAL PROCEEDINGS................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

PART II......................................................................5

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........5
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.......5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS................................................................7

LIQUIDITY AND CAPITAL RESOURCES..............................................9

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................10

   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................10
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   CONTROL AND FINANCIAL DISCLOSURE.........................................10

PART III....................................................................11

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS...11
   ITEM 10. EXECUTIVE COMPENSATION..........................................12
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..12
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................13
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
   FORM 8-K.................................................................13

SIGNATURES..................................................................14

CERTIFICATIONS*.............................................................15

EXHIBIT 99.1................................................................16

SCHEDULE A - FINANCIAL STATEMENTS...........................................17






















--------------------------------------------------------------------------------
Annual Report                                                            Page i

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

We are a Nevada corporation formed on April 4, 2001 to act as a communication-marketing company in the USA and to act as the parent company for Gravity Spin Inc., our Canadian subsidiary responsible for carrying on our Canadian operations.

We offer a wide range of communication-marketing services that support our clients in attaining their business and marketing objectives by developing and delivering messages to both broad and targeted audiences through multiple communication channels. Communication-marketing services include advertising and other related services such as sales promotion, graphic design, branding, new media, and design services.

Our subsidiary is located at 30 Eglinton Avenue West, Suite 21, Box 72 Mississauga, Ontario, Canada L5R 3E7. Its telephone number is (905) 602-5229, and its fax number is (905) 507-1761. Our e-mail address is gravityspin@gravityspin.com and our Website is www.gravityspin.com.


THE COMMUNICATION-MARKETING INDUSTRY
------------------------------------

Overview of the Industry
------------------------

The communication-marketing industry encompasses a wide range of services and products. Industry services typically include advertising and other related services such as graphic design and branding, as well as multimedia and interactive-communication services. In addition, specialized research techniques are used on a regular basis to assess audience perception, test communication strategies and materials, and measure results. In North America, deregulation in industries such as telecommunications and financial services and increased competition in established industries such as the automotive industry, quick service restaurants and retailers have fuelled an increase in the demand for communication-marketing services. As a result, a growing number of companies have sought to establish and enhance their brand images, or increase their sales and market share, through comprehensive communication-marketing programs.

Communication-marketing companies can offer one, some, or all such services, which are described below.

Advertising. The main function of this service is to market products and services to potential buyers by increasing brand awareness, brand loyalty and purchase frequency. It is also used to build a distinctive corporate image for an advertiser. Typically, advertising services include the strategic development and planning of mass-communication campaigns; the creative development and production of advertisements; the planning and buying of time and/or space in a variety of media, including television, radio, newspapers, general interest/specialty magazines, billboards and the Internet, and the providing of marketing and consumer research to clients on an ongoing basis. According to the latest statistics available from Industry Canada (Industry Canada "Trade In Services - Canada In A Global Context" http://strategis.ic.gc.ca/SSG/sc00195e.html and Statistics Canada "Annual Survey of Advertising and Related Services", 1998, Zenith Media; The Economist), total advertising revenue amounted to $3.6 billion (gross billings) in 1998 having recorded an annual growth rate of 8% between 1990 and 1998, with continuous growth since 1993.

Sales promotion, database and direct marketing: This industry segment incorporates a broad range of services, including strategic planning, design, execution, implementation and management of response programs. These response programs consist of sales promotions, incentives and premiums, direct mail, merchandising, point of purchase, database marketing and telemarketing programs, as well as targeting interactive campaigns. They are generally aimed at increasing short-term purchase frequency or longer-term brand loyalty. In many cases, sales promotion and direct marketing programs are designed and used in conjunction with advertising.

Graphic design and branding: Graphic design and branding services comprise a range of services that aim to create, revitalize, manage, and implement clients' corporate identity, brand image and nomenclature systems, as well as the design and production of all the communication tools required by organizations to


--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 1

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


support their corporate identity and communicate their messages, from stationery to annual reports. Branding is an emerging discipline resulting from a new focus on brands as a key factor to improve their competitiveness.

New media: Over the years, new communication channels such as the Internet, CD-ROMs and other technology-based media have been developed to reach target audiences, and have led to the emergence of new communication strategies and professional expertise. After several years of testing their potential for communication-marketing purposes, advertisers have recently started to consider new media as a strategic communication tool that deserves to be part of the marketing mix, especially because of our interactive features, ability to target specific interest groups and multimedia capabilities. Other features, such as the Internet's capacity to offer instantaneous, interactive access to a worldwide audience, have created new ways of marketing products and services (electronic commerce), and new channels to circulate information, thus having an impact on communication-marketing services. The use of the Internet as an advertising medium is growing, in part through money diverted from other media. For example, a very large number of advertisers have Web sites that target several categories of audiences. Many of them allow for interaction through the Internet, sometimes for sales purposes. Several public companies also produce CD-ROM and Web versions of their annual reports. Several communication-marketing companies have developed and offer specialized services in order to tap the market created by new media, including the creation and update of communication materials for strategic advice on how to use those services. In addition, these new channels, and especially the Internet and E-Commerce, are driving the need for the production of on-line content, which requires frequent updates and represents a significant market opportunity for interactive communication firms.

We currently operate in the following segments of the industry identified above:

* advertising;
* sales promotion;
* graphic design
* branding; and
* new media;

Market and Industry Trends
--------------------------

Several significant trends are shaping the dynamics of the communication-marketing industry, including the following:

Growing market. Once primarily related to the packaged goods sector, communication-marketing services are now used by virtually all industries. This is due in part to increased competition, the re-engineering of companies, market globalization, deregulation and more sophisticated business environments. For example, telecommunication companies, consulting firms, pharmaceutical companies, banks, and investment dealers all use communication-marketing services.

Demand for integrated service offerings. Increasingly, clients are seeking integrated communication-marketing services to enhance the consistency of brand presence and image, maximize the effectiveness of strategies and messages, improve tactical coordination, and improve synergy among their service providers. This is generally achieved through the development of integrated strategic communication plans that seek to establish a common strategic foundation for all the various services to be used and to harmonize sectorial strategies and action plans. In many cases, such plans will also call for a management and budget structure that reinforces the coordination of operation, and gives clients virtual one-stop shopping for all services.

As a result, communication-marketing companies have been encouraged to expand their range of services internally or through acquisitions. For example, several advertising agencies now offer public relations services.

Consolidation at the top in a very fragmented market. The industry has experienced a wave of consolidation through mergers and acquisitions, including numerous cross-border international transactions. Consolidation was first observed in advertising services, which led to the emergence of large, global holding companies having control of or significant interests in several advertising agencies. Some of these global holdings have also purchased interests in firms offering other communication-marketing services, such as public relations and new media firms, and are in a position to offer integrated services on a worldwide basis. In Canada, such consolidation has led to a significant increase in foreign ownership of communication-marketing companies. According to industry sources, eight of Canada's 10 largest communication-


--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 2

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


marketing companies are affiliated with or owned by large, non-domestic organizations (Supporting information for this statement can be found on the Marketing Online www.marketingmag.ca Lesley Young, "Is Bigger Better?" Report on Market Research (May 2000) and Industry Canada "Trade In Services - Canada In A Global Context" http://strategis.ic.gc.ca/SSG/sc00195e.html).

Consolidation has occurred primarily among the larger industry players and the communication-marketing industry, as a whole, remains highly fragmented. The emergence of new communication disciplines, the fact that some advertisers do not want to be in business with very large communication-marketing firms or prefer specialized or local firms, the absence of significant barriers to entry for some services, and the diversity in the range of services offered are the main factors that have led to such fragmentation.

Increased emphasis on targeted marketing: The desire of companies to reach their target audiences more efficiently and quantify the effectiveness of their communications has resulted in greater demand for customized direct marketing methods, such as database marketing, interactive and response rate tracking programs. These techniques enable companies to quantify the success of their campaigns and monitor the return on investment of their marketing expenditures. The desire to improve short-term sales, long-term brand loyalty and marketing return on investment has been enhanced by the emergence of a new media, which allows more interactive methods of customizing and delivering messages.

Long-term business relationships. Although advertisers can move their business from agency to agency with relative ease, history has shown that long-term business relationships between advertisers and communication-marketing service providers are common, especially for large advertisers. As the type of services provided by communication-marketing firms are often at the heart of overall client business strategies, stability and trust between the working groups become key to the success of these types of relationships. Therefore, the depth of knowledge of certain clients which is accumulated by the agencies over time and the personal and professional relationships which develop amongst the parties become important elements contributing to the length of the business relationships, counterbalancing the risk and opportunity costs associated with switching.


BUSINESS OF THE COMPANY
-----------------------

History
-------

Our company was established on April 4, 2001 as a Nevada corporation. We acquired our subsidiary Gravity Spin Inc during June 2001 via a corporate reorganization that concluded with Gravity Spin Holdings, Inc. owning 100% of Gravity Spin Inc. Gravity Spin Inc. was established in March, 2000 as E Fusion ATP Inc. in Toronto, when a group of three partners including Bruce Turner, our current President and Chief Executive Officer founded E Fusion ATP Inc. (Gravity Spin Inc.). We grew mainly through the diversification of our range of services. Advertising and branding, online marketing, and consulting services were added to our original Website development offering. These added services have led to major account wins including Doral International, BW Pharmacy, Private Media North America. We presently employ four fulltime people, one part-time, and three contract people in Gravity Spin Inc.

Mr. Zecha, a principal stockholder of the company, is the owner of Doral International.

As at July 31, 2002 our five largest clients in respect of revenue generated from operations are:

Doral International, Doral Boats and
Doral Marine Resort*                                  $128,197
BW Pharmacy*                                           $67,436
Private North America                                  $23,660
The Canadian Drug Store*                               $22,864
CDC Foods*                                             $11,053

*Exchange rate of .63 was used for conversion



--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 3

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Competitive Positioning of Gravity Spin
---------------------------------------

We are a communication-marketing company with a Canadian subsidiary located in Toronto, Ontario.

We are primarily characterized by solid growth, a presence in multiple communication-marketing disciplines and convergent communication service offering, a decentralized, flexible, customer-driven structure that gives priority to the delivery of highly effective services, an ability to build long-term business relationships, and the ability to find, attract and retain quality people in the industry.

Solid Growth. We have a track record of solid growth, which has been primarily fuelled by the expansion of our client base, the winning of larger client accounts and increased business from existing clients, owing to an expanded range of services, creative leadership, and the capacity to offer integrated communication-marketing services. The Company's gross income for the 12 month fiscal year ended July 31, 2002 was $350,441 and for the 12 month fiscal year ended July 31, 2001 was $166,269, and for the 5 month fiscal year ended July 31, 2000 was $31,663, a normalized annual growth rate of 111% and 118% respectively. Our net operating loss for the 12 month period ended July 31, 2002 was $53,954, and for the 12 month fiscal year ended July 31, 2001 was $28,500 and for the 5 month fiscal year ended July 31, 2000 was $26,963. Our accumulated deficit to July 31, 2002 is $(109,417).

Decentralized and flexible organization. Consistent with our mission and industry trends, we have developed an organizational and management structure designed to meet the needs of all clients, whether they are seeking integrated services or specialized expertise. This has translated into a decentralized structure by expertise, and has resulted in the regular use of multi-disciplinary teams and a culture based on entrepreneurship, teamwork and innovation.

Long-term client relationships. We feature a strong track record in terms of establishing and maintaining long-term partnerships with key clients. Three of our five largest clients have been clients since inception of our subsidiary Gravity Spin Inc. which was formed in March 2000. The Company believes our ability to maintain creative leadership is a fundamental reason behind the length of these client relationships.

Culture. Management defines our culture as focused on innovation and characterized by a non-hierarchical environment in which people are encouraged to communicate their ideas and are challenged and accountable. Accountability translates into a high value placed on entrepreneurship, which is at the heart of our business development philosophy. We have taken a different approach to advertising services compared to large advertising agencies by emphasizing the development of disciplines other than traditional advertising and graphic design within the same organization, and to favour cross-fertilization between them.

Finding, attracting and retaining key people. We view the culture and commitment to professional development to be an asset in attracting and retaining our professional staff. We identify and hire outstanding professionals and maintain a training and development program, which fosters employee satisfaction. We have competitive compensation and benefits programs. We also provide our employees with the opportunity for professional mobility by focusing on developing managers from within the organization.

Growth Strategy
---------------

Our subsidiary has decided to capitalize on our growing position in Ontario and has established the objective to become a dominant player in each of the disciplines of the communications-marketing industry throughout Canada and to expand our geographic presence in every major Canadian region. In addition, we will continue our development in new media in order to take advantage of new opportunities as they arise. In the United States, we intend to build a strategic presence by taking advantage of selective opportunities.

We plan to continue to grow our business internally as we have done since our inception. Management believes that the high fragmentation of the industry and our client base will continue to provide us with significant opportunities for additional business.

In order to expand our offering of services, and the geographic scope of our operations, and to complement our internal growth initiatives, we intend to pursue complementary acquisition opportunities when they present themselves. In the implementation of our acquisition program, we will focus on cultural fit, price, client portfolio and the ability to maintain valuable client


--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 4

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


relationships, quality of management and quality of services. We are pursuing our process of identifying potential business acquisitions and may also consider strategic alliances when appropriate.

Number of Employees
-------------------

We presently employ four full-time one part-time and 3 contract people in Gravity Spin Inc.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

Our U.S. registered office is located at 3110 E. Sunset Road, Suite H-1, Las Vegas, Nevada. Canadian offices are leased and are currently located at 30 Eglinton Avenue West, Suite 21, Box 72 Mississauga, Ontario, Canada Ontario totaling 1,177 square feet of space; our Canadian office functions as our Head Office. The lease is for a 5-year term, commencing February 1, 2002 and terminating on January 31, 2007.The lease rate is 15.00/ square foot net. The Company believes that our property and equipment are adequate for our present activities.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not aware of any material legal proceedings against us. We may be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the fourth quarter of 2002, no matters were submitted to a vote of security holders.


PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

The Company has applied for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) on or about September 6, 2002. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

Although the company has not been approved for trading on the OTC Bulletin Board, as of the date of this filing the Company had 40 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. There is no public offering of equity and there is no proposed public offering of equity.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
-------------------------------------------------------------------

Plan of Operations
------------------

Canadian Plan of Operations
---------------------------

We plan to build our presence in each of the communication-marketing disciplines. Management believes that the North American market will continue to provide us with significant growth opportunities. Through aggressive marketing and reputation and internal growth initiatives, we intend to accelerate our development and become a leader in each communication-marketing discipline. At present our subsidiary Gravity Spin Inc. conducts its Canadian operations exclusively in Ontario.




--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 5

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Expand regional presence. In order to expand our single operating office in Ontario to become a Canadian network of regional offices, we intend to increase our penetration of regional markets where we are not currently represented. This geographical expansion will be driven by the need to service our expanding client base with regional, national and global needs. We intend to accomplish this through serving our clients via the Internet and by establishing satellite offices as profits allow. We currently operate in the province of Ontario the largest populated province in Canada.

Expand in emerging communication-marketing disciplines. We continue to develop and maintain a dynamic presence in all emerging communication-marketing disciplines, in order to remain at the leading edge of integrated communication-marketing services. This will also be achieved through internal growth and acquisitions. In this regard, we have a business unit that focuses on interactive communication and the Internet. In addition to our business presence in the production of Websites and multimedia tools, the business unit is playing a key role in developing our expertise, monitoring market trends and identifying business opportunities

United States Plan of Operations
--------------------------------

We plan to leverage opportunities created by existing clients. Our intention is primarily to open offices in order to seize opportunities that may be created in the Unites States by our existing clients. Such opportunities could be created by Canadian corporations that expand in the United States, or by multinationals that already have a business relationship with us. Doral International presently sells significant amounts of their product in the United States of America via dealers, and as a result we will be doing advertising/media buying for this client in this jurisdiction from our Ontario location regardless of our expansion into the United States. We will provide advertising, website development and graphic design services to Doral. In addition, our client, Private North America is based in Los Angeles, California with an office in Toronto that will utilize our services. Mr. Arnold a major shareholder (30.9%) of our company was the President of Private North America for Canada. We signed a contract with Private North America for $11,875 in January for website development.

Directly develop business in the United States. We will also seek to win new clients in the United States that may be served from our Canadian facility or from new offices or businesses to be acquired for this purpose in the United States, depending on need, critical mass and whether our company can support a USA infrastructure. At present we can provide our services to United States clients or Canadian clients carrying on business in the Unites States from our Ontario location. Only when we earn the necessary profits and accumulate capital from our Ontario operation will we evaluate our capital requirements to expand our locations into the United States.

Operations
----------

The following section contains a brief description of our services. Each client does not necessarily utilize all of our services and we will bill clients for our services on a fixed fee basis and a services-rendered basis.

Advertising. Our advertising services are focused on the design and implementation of advertising campaigns. Typically, such campaigns are managed by account directors, who coordinate the various services involved in addition to building and maintaining relationships with customers. Up-stream, strategic planning services are provided by senior advisors (strategic planners) who provide guidance and steering in the early stages of the development of an advertising campaign and ensure strategic relevance. The management of the overall process falls in the hands of the account directors who are supported by: creative specialists, the actual developers of advertisements; electronic production which involves the management of radio and television advertisements production; media planning, a group whose function is to develop strategies in the selection and use of media as well as the actual buying of media space. All advertising professionals use various forms of information and research data to conduct their work. We also use several tools to assist in the development of advertising campaigns and research techniques to measure the impact of such advertisements. Advertising accounts for 3.47% of our revenue.

Sales promotion, direct and database marketing. We offer these services to assist clients in producing immediate sales or in building brand equity. Services include the strategic planning, creative development, production and management of programs such as trade and consumer promotions, point of purchase advertising and merchandising, premiums, incentive and motivation programs, customer acquisition programs, customer loyalty and relationship marketing programs, database development and management programs. To date we have not earned revenues from this service.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 6

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Graphic design. We offer creative and project management services linked to brand and corporate identity, as well as services related to the production of all communication tools such as stationary, signage, publications, advertisements, packaging, marketing, and audio-visual materials. To that end, we employ strategists, graphic designers, copywriters, productions-management experts, and project managers in order to plan and execute the creative work, monitor productions and service customers. Production itself, including photography and printing is sub-contracted. Graphic design and branding (see below) account for 38.44% of our revenue.

Branding. Our branding services include brand and corporate identity audit, brand strategy, naming, and nomenclature systems development, brand implementation programs, and on-going branding services such as branding policies and monitoring of brand practices. Graphic design (see above) and branding account for 38.44% of our revenue.

New media. We offer a wide range of analysis, consulting and design services in multimedia and interactive technologies in order to develop communications solutions that integrate these new media into the communication-marketing strategies of clients. It also offers highly specialized services linked to the use of the Internet, such as research (determination of traffic, target group profiles, databank development, drafting of research questionnaires, etc.), hosting (physical hosting of Internet Web sites), marketing (plans, rate schedules, etc.), media placement (Internet advertising), Webmaster training and e-mail management, as well as the maintenance of interactive communication tools and updating. New Media accounts for 51.59% of our revenue.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing at Schedule "A" in this prospectus.

Overview
--------

From the date of our formation on April 4, 2001 to July 31, 2001 we have been a development-stage company with limited revenues. After July 31, 2001 our company ceased to be a development stage company because our subsidiary ceased to be a development stage company. Our discussion will discuss the earnings that we report from our subsidiary company Gravity Spin Inc. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.

From the date of our subsidiary's incorporation on March 03, 2000 to July 31, 2001, it was a development-stage company. After July 31, 2001 our subsidiary ceased to be a development stage company. Our operating activities during this period consisted primarily of building infrastructure and developing our services to be provided to clients who desire communication-marketing services. The services we currently provide include advertising, sales promotion, graphic design, branding, new media and interactive-communication. To date, there have been revenues realized from operations of $350,441 for the twelve month period ended July 31, 2002, $166,269 for the twelve month period ended July 31, 2001 and $31,663 for the five month period ended July 31, 2000. We have also earned minimal interest on amounts held in our bank accounts, namely $104 for the twelve month period ended July 31, 2002, $236 for the twelve month period ended July 31, 2001 and $36 for the five month period ended July 31, 2000.

Our operating expenses are classified into eight categories:

Cost of sales;
Legal and professional fees;
Salaries and benefits;
Depreciation;
Rent expense;
Bad debt expense;
Other administrative expenses;
Interest Expense.



--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 7

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Our Cost of Sales expenses include the direct costs associated with printing, and with our billable employees and contractors. These expenses include salaries, bonuses, benefits, and vacation expenses. Our Cost of Sales margins reflect revenues less professional services expenses, which are incurred regardless of whether or not a billable employee's time is billed to a client. Historically, our Cost of Sales expenses have increased in absolute dollars and may continue to increase in the foreseeable future due to wage increases or inflation. However, savings realized by voluntary or involuntary reductions in personnel may offset any expected increase in Cost of Sales expenses. Our Cost of Sales margins are affected by many factors, including utilization rate, the efficiency with which we utilize our employees, and the continuation of our clients in retaining our services. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our Cost of Sales margins. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly re-deploy professional services personnel to other engagements in order to minimize under-utilization which, in turn, would adversely affect Cost of Sales margins.

Legal and professional fees consist primarily of accounting, legal and professional fees incurred by us in establishing our infrastructure, and costs associated with going Public.

Salary consists primarily of wages, benefits and salary paid to our employees.

Depreciation consists of depreciation and amortization of our assets.

Other administrative expenses consist primarily of advertising and promotion, courier, postage, credit card charges, currency exchanges and rounding, insurance, interest and bank charges, office supplies, telephone, travel and entertainment, and parking.

Interest expense consists of that interest accruing on amounts owed to related parties.

Results of operations:

Revenues increased from $31,663 for the five month period ended July 31, 2000 to $166,269 for the twelve-month ended July31, 2001 and $350,441 for the twelve-month period ended July 31, 2002. Our sales have increased significantly from our year ended July 31, 2001 compared to July 31, 2002 because we increased our client base and maintained our major clients. Our major client Doral International has further increased the scope of our relationship by utilizing our Advertising services, which had us re-think the positioning of the company, and the way they present themselves in the marketplace. In addition, we secured a major client, BW Pharmacy, which utilized our New Media services to build a large-scale application representing revenue of approximately $67,436. We anticipate continued growth in the future primarily due to the number of clients we secure, the size and scope of our engagements, and in part to development of deeper multi-service line relationships with our clients and an increase in bill-rates.

Our cost of sales sold has gradually increased as a percentage of sales from 38% for the period ended July 31, 2000 to 55% for the period ended July 31, 2001 and 118% for the period ended July 31, 2002. Our percentage of cost of sales to sales has increased from our year ended July 31, 2001 to our year ended July 31, 2002 because we increased use of contract employees, and due to the 111% increase in sales from the period ended July 31, 2001 to the period ended July 31, 2002.

Our legal fees have increased significantly for the period ended July 31, 2001 compared to period ended July 31, 2002 because of the fees incurred for auditing, legal and financial advice to file a registration statement with the Securities and Exchange Commission, review of quarterly statements, and our year end audit.

Salaries were $33,103 for the five month period ended July 31, 2000, $48,440 for the twelve month period ended July 31, 2001 and $68,823 for the twelve month period ended July 31, 2002. Salary expense increased pro-rata for the period ended July 31, 2001 to the period ended July 31, 2002 because an additional employee was hired in August 2001.

Depreciation was $1,224 for the five month period ended July 31, 2000 to $5,904 for the twelve month ended July 31, 2001 and $19,139 for the twelve month ended July 31, 2002. Our depreciation has increased from our year ended July 31, 2001 compared to our year ended July 31, 2001 because we purchased equipment


--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 8

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


including a new server, software and telephones for our new office that cost approximately $8,045. In addition, we wrote off abandoned fixtures due to moving facilities, in the amount of $15,417.

Bad debt expense was $12,585 for the year-end July 31, 2001, and $6,289 for the year-end July 31, 2002 due to our inability to collect or settling for less than the invoiced amount for jobs complete. There was no bad debt expense in the period ended July 31, 2000 as all accounts were collectible during this time period.

Other administrative expenses have increased from $10,387 for the five month period ended July 31, 2000 to $25,677 for the twelve months ended July 31, 2001 and $50,489 for the twelve months ended July 31, 2002. Our administrative expenses have increased from our year ended July 31, 2001 compared to July 31, 2002 due to our sales increase of 111% and partly because we had to incur internet hosting fees for a client in the amount of approximately $6,511. In addition, we had to pay for additional telephone lines to increase from 2 to 5 lines, telephone deposit, office supplies and letterhead increased to reflect our address change, we prepared a brochure of our firm for the first time and expensed non material assets.

Interest income is comprised of amounts we earn from our bank accounts. These amounts are negligible and not informative to evaluate on a comparative basis. Interest income was higher in July 31, 2001 versus July 31, 2002 because the cash balance in our account over the entire period.

Interest expense represent interest of 8% per annum associated with shareholder loans from Erwin Zecha. The total loans equal $67,691 for the period ended July 31, 2000, $130,770 for the period ended July 31, 2001 and $127,641 for the period ended July 31, 2002. The decrease in interest expense from July 31, 2001 to July 31, 2002 is due to principal being repaid on the outstanding balance. The decrease in interest expense from July 31, 2001 to July 31, 2002 is due to the change in the respective exchange rates.

You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable companies in new and rapidly evolving markets. We cannot assure you that we will successfully address such risks and challenges and therefore become profitable in the future.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, we have funded capital expenditures through the use of a shareholder's loan from Erwin Zecha in the amount of $130,770 and have raised $48,660 USD from private share sale transactions. We expect that our capital expenditures will increase in the future as we scale up our presence.

Our operating activities have used cash resources of approximately $14,881 for the period ended July 31, 2002. Our negative operating cash flow resulted principally from the increase in outstanding receivables and an increase in prepaid expenses compared to the prior year.

Our investing activities have used cash resources of approximately $16,542 for the period ended July 31, 2002. Our negative investing cash flow resulted from purchasing property and equipment to carry on business.

Our financing activities have increased cash resources by approximately $48,660 because of the sale of shares in the Company.

We have also received favorable exchange rates on our cash of $900, increasing our cash balance due to the difference between the American and Canadian dollar.

Our capital requirements depend on a number of factors. We expect to devote substantial resources to continue the growth of our infrastructure, expand our sales force, and support and increase our marketing efforts. Our expenditures have increased since the date of incorporation, and we anticipate that capital expenditures will continue to increase in absolute dollars in the foreseeable future.




--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 9

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


At July 31, 2002, we had cash and cash equivalents of $41,297. We believe that with our available cash and cash equivalents together with our funds from operations and the money we raised pursuant to a Regulation "S" private offering in Canada ($48,660) in November 2001, that we have sufficient funds to operate for the next fiscal year.

If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or not at all.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

We intend that any transactions between the company and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date there has been two related party transactions between us and a principal shareholder. The first was with Mr. Erwin Zecha who originally loaned $200,000CDN or approximately $130,776 US to capitalize our operations having a maturity date of April 27, 2002, with interest at 8% per annum (See note 3 to the Financial Statements). Effective April 1, 2002 the company and Mr. Zecha and Doral EZ Investments Inc agreed to consolidate the aforementioned loans and terminate the terms stated above. This debt was reorganized to be paid by the company to Doral EZ Investments Inc. The terms of the loan are:

The previous loans are terminated and all interest payment are considered paid in full;

     o The loan amount of $200,000 CDN or ($130,776 USD) is interest free, no principal payments are scheduled, and no interest will accrue;
     o    The loan will be secured with the company's assets;
     o The company will use at least 25% of the profit before taxes to pay down the loan, within 60 days of the company's financial year end;
     o The loan will be repaid before any profits or bonuses can be distributed to any of the shareholders;
     o The company will provide financial statements on the 10th day following month end.

In addition to the consolidation of the above loans the company has agreed with Doral EZ Investments Inc. for a line of credit of $100,000 CDN or approximately $66,260 US. The terms of the line of credit are:

     o The company will pay interest on the line of credit in accordance with the terms of the bank, and will use or pay down as required;
     o Mr. Zecha, a principal stockholder of the company, is the owner of Doral International and Doral EZ Investments Inc.
     o Doral International, Doral Boats and Doral Marine Resort accounts for ($86,744) of our gross revenues as of July 31, 2002. There is no formal written contract between our company and Doral International.

The second was with Private North America, which accounts for ($23,660) of our gross revenues as of July 31, 2002. We signed a contract with Private North America for $11,875 in January for website development. Previous to this agreement there was no formal written agreement between our companies. Mr. Arnold is a principal stockholder of the company and was the past President of Private North America.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The required financial statements begin on page 15 of this document.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.



--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 10

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS
----------------------------------------------------------------------

The following table sets forth certain information regarding the executive officers, directors and principal shareholders of Gravity Spin Holdings, Inc. as at July 31, 2002.

Name                   Age   Position                             Elected        Term
--------------------   ---   ----------------------------------   ------------   ----------------
Bruce Turner*          33    Director and Principal Shareholder   04/04/01       Until removed
                                                                                 or resignation
Raymond Turner*        39    Director                             12/03/01       Until removed
                                                                                 or resignation
Mark Demmons           40    Director                             12/03/01       Until removed
                                                                                 or resignation
Marco Fernandez        26    Senior Internet Dev.                 N/A            N/A
Derong Chen            27    Senior Designer                      N/A            N/A
Erwin Zecha            60    Principal Shareholder                N/A            N/A

* Mr. Bruce Turner and Mr. Raymond Turner are brothers.

All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

Bruce Turner is our co-founder of our Company, and has served as our President since May 2000. From 1992 - April 2000 Mr. Turner was employed at English Bay Batter Inc., an International Bakery Manufacturer, where he served as Regional Sales and Marketing Manager for the East coast of North America. Mr. Turner's professional experience includes launching EBB's successful expansion into Private Label products. In 1999 Mr. Turner successfully completed the Canadian Securities Course. Mr. Turner has not been a director of a reporting company.

Mark Demmons started his career as a research assistant at Cashion Real Estate Appraisal in 1985, receiving his Florida State Certified Residential Appraiser certification, and his Real Estate Broker's license in 1990. In 1991 Mr. Demmons established his own appraisal company, Florida Appraisal Group Inc. in Clearwater Florida. His firm performs both conventional and FHA appraisals throughout the Clearwater, Tampa Bay region. Mr. Demmons is a member of the Tampa Bay Chapter of the National Association of Independent Appraisers (AIFA) where he has served for five years. Mr. Demmons has not been a director of a reporting company prior to Gravity Spin Inc.

Raymond Turner studied International Business Management at Seneca College, Canada. For over 10 years Mr. Turner pursued a career in Sales and Marketing prior to moving to Florida in 1996. From 1996 - 1998 Mr. Turner worked for Linmark Financial, obtaining his Florida State Mortgage Brokers License in 1997. Since 1998 Mr. Turner has led a successful career as a Mortgage Banker with AmSouth Bank in Clearwater, Florida. Mr. Turner has not been a director of a reporting company prior to Gravity Spin Inc.

Derong Chen received his Diploma in Graphic Design in May 1995 and his Bachelors Degree in Communication Design in May 2001. In May 1995 Mr. Chen enlisted in the Royal Singapore Air Force completing his mandatory service in August 1997. From September 1997 to June 1998 Mr. Chen worked for Ogilvy and Mather's in Singapore, where he served as Assistant Art Director, working on a number of large accounts including Pepsi, Rolex, Sony, and many others. From June 1998 to July 1999 Mr. Chen worked as a Freelance Design Consultant in Singapore, before moving to Vancouver, Canada to attend the Emily Carr Institute of Art & Design. Mr. Chen joined our company as our Senior Designer in August 2001.

Marco Fernandez received his Diploma in Computer Programming from the Toronto School of Business, Canada in 1999. From 1996 to 2000 Mr. Fernandez was an independent consultant, working as a programmer and developer. Mr. Fernanadez has served as our Senior Internet Developer since July 2000.



--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 11

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Erwin Zecha is a principal shareholder due to his ownership of White Sands Holdings, Inc. and he was a founder of our company He serves as an advisor to our current management. Mr. Zecha is a well respected entrepreneur, with over 25 years of experience successfully running and financing various companies, including Doral International, Doral Boats, Balsa Marketing, Doral Marine Resort, Doral Marine & Recreation, HDI Technologies, Marine Windshields Manufacturers Inc., Software Entertainment Ltd., VMC Entertainment Ltd., and Progress Plastics and Compounds Inc.

Richard Arnold is a principal shareholder due to his ownership of Oakridge Holdings, Inc. and he was a co-founder of our company. He also serves as an advisor to our current management. Mr. Arnold is an entrepreneur with over 13 years experience of successfully growing and running Software Entertainment Ltd. and VMC Entertainment Ltd. Mr. Arnold was President of Private North America, a division of Private Media Group, a publicly traded company on the NASDAQ but is no longer employed by the company.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the salaries, directors' fees and living allowances we expect to pay to our executives on an annual basis.

Person               Position               Salary*      Compensation    Directors'   Other Compensation
                                                         July 31, 2002      Fees      (1)
------------------   --------------------   ----------   -------------   ----------   ------------------
Mr. Bruce Turner     President & Director   $55,973.00   $71,093.00           $0      $15,120(1)
Derong Chen          Senior Designer        $21,684.00   $22,992.00           $0      $1,308(2)
Marco Fernandez      Senior Internet        $22,461.00   $22,461.00           $0      $0
                     Developer

*Exchange used 0.63USD

(1)This represents a car allowance and commission.
(2)This represents a car allowance.

The Company has no stock option plan and no shares were issued to the directors and officers in addition to what was registered on the Company's initial SB-2 registration statement.

There are no current employment agreements between the Company and its executive officers.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of November 27, 2002, certain information as to shares of the common stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and (iii) all executive officers and directors as a group:

                                        AMOUNT AND NATURE               PERCENT OF
NAME AND ADDRESS                     OF BENEFICIAL SHARES OWNED     OUTSTANDING OWNERSHIP

S.S. Holdings Inc.(1)                  3,333,334 Common Shares             30.9%
(beneficial owner, Bruce Turner)
White Sands Holding Inc.(2)            3,333,333 Common Shares             30.9%
(beneficial owner, Erwin Zecha)
Oakridge Holdings Inc.(3)              3,333,333 Common Shares             30.9%
(beneficial owner, Richard Arnold)
Marco Fernandez                           10,000 Common Shares               *


--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 12



                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Derong Chen                                5,000 Common Shares               *

* Less than 1%.

(1) S.S Holdings Inc., registered office located at Suite 4, Temple Bldg, Main and Prince William Sts., Charlestown, Nevis, is beneficially owned by Bruce Turner, 6493 Western Skies Way, Mississauga, Ontario, Canada, Director and President of the company.

(2) White Sands Holdings Inc., registered office located at Suite 4, Temple Bldg., Main and Prince William Sts., Charlestown, Nevis is beneficially owned by Erwin Zecha , 1994 Lapad Court, Unit 98, Mississauga Ontario, Canada.

(3) Oakridge Holdings Inc., registered office located at Suite 4, Temple Bldg., Main and Prince William Sts., Charlestown, Nevis is beneficially owned by Richard Arnold, 2077 Laurelwood Drive, Oakville, Ontario, Canada.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

We intend that any transactions between the company and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date there has been two related party transactions between us and a principal shareholder. The first was with Mr. Erwin Zecha who originally loaned $200,000CDN or approximately $130,776 US to capitalize our operations having a maturity date of April 27, 2002, with interest at 8% per annum (See note 4 to the Financial Statements). Effective April 1, 2002 the company and Mr. Zecha and Doral EZ Investments Inc agreed to consolidate the aforementioned loans and terminate the terms stated above. This debt was reorganized to be paid by the company to Doral EZ Investments Inc. The terms of the loan are:

     o The previous loans are terminated and all interest payment are considered paid in full;
     o The loan amount of $200,000 CDN or $130,776 US is interest free, no principal payments are scheduled, and no interest will accrue;
     o    The loan will be secured with the company's assets;
     o The company will use at least 25% of the profit before taxes to pay down the loan, within 60 days of the company's financial year end;
     o The loan will be repaid before any profits or bonuses can be distributed to any of the shareholders;
     o The company will provide financial statements on the 10th day following month end.

In addition to the consolidation of the above loans the company has agreed with Doral EZ Investments Inc. for a line of credit of $100,000 CDN or approximately $66,260 US. The terms of the line of credit are:

     o The company will pay interest on the line of credit in accordance with the terms of the bank, and will use or pay down as required;
     o Mr. Zecha, a principal stockholder of the company, is the owner of Doral International and Doral EZ Investments Inc.
     o Doral International, Doral Boats and Doral Marine Resort accounts for $128,197 of our gross revenues as of July 31, 2002. There is no formal written contract between our company and Doral International.

The second was with Private North America, which accounts for $23,660 of our gross revenues as of July 31, 2002. We signed a contract with Private North America for $11,875 in January, 2002 for website development. Previous to this agreement there was no formal written agreement between our companies. Mr. Arnold is a principal stockholder of the company and was the past president of Private North America.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

Exhibit 99.1                                       Certification of Chief
                                                   Executive and Chief Financial
                                                   Officer
Reports filed on Form 8-K:                         None
Reports required to be filed by Regulation S-X:    None


--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 13

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


SIGNATURES
----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Gravity Spin Holdings, Inc.

Date    November 20, 2002           By /s/ Bruce Turner
                                    ---------------------
Date    November 20, 2002           By /s/ Mark Demmons
                                    ---------------------
Date    November 20, 2002           By /s/ Raymond Turner
                                    ---------------------












































--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 14

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


CERTIFICATIONS*
---------------



I, Bruce Turner, certify that;

1. I have reviewed this annual report on Form 10-KSB of Gravity Spin Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Bruce Turner
--------------------------------------------
Bruce Turner, Chief Executive Officer, Chief
Financial Officer, President & Director

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.



--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 15

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Exhibit 99.1
------------


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Bruce Turner, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Gravity Spin Holdings, Inc for the annual period ended July 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Gravity Spin Holdings, Inc.

By:
/s/Bruce Turner
--------------------------------------
Bruce Turner, Chief Financial Officer,
Chief Executive Officer,
President & Director
Date: November 27, 2002

































--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 16

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------






SCHEDULE A - FINANCIAL STATEMENTS
---------------------------------

GRAVITY SPIN HOLDINGS, INC.






INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page

Report of Independent Certified Public Accountants                F-2

Consolidated Financial Statements:

         Balance Sheets                                           F-3

         Statements of Operations                                 F-4

         Statement of Shareholders' Equity                        F-5

         Statements of Cash Flow                                  F-6

         Notes to Financial Statements                            F-7 to F-13

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 17

Report of Independent Certified Public Accountants




Board of Directors
Gravity Spin Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Gravity Spin Holdings, Inc. as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gravity Spin Holdings, Inc. as of July 31, 2002 and 2001 and the results of its operations, its stockholders' equity, and its cash flows for the years ended July 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has limited working capital and continued operating losses, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 30, 2002

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 18

                           Gravity Spin Holdings, Inc.
                           Consolidated Balance Sheets

                                                                     July 31,
                                                                     ------------------------------------
                                                                     2002                2001
                                                                     ----------------    ----------------

ASSETS

CURRENT ASSETS:
         Cash                                                        $       41,297      $       23,160
         Accounts receivable net of allowance for doubtful
           accounts of $6,259 for 2002 and $6,048 for 2001                   92,028              49,103
         Prepaid expenses                                                    13,247                  --
                                                                     ----------------    ----------------
                                    Total current assets                    146,572              72,263

PROPERTY AND EQUIPMENT:
         Office furniture and equipment, net of accumulated
           depreciation of $879 for 2002 and $4,369 for 2001                  3,448              13,989
         Computer equipment, net of accumulated depreciation
           of $9,060 for 2002 and $2,759 for 2001                            12,994               9,054
         Website net of accumulated depreciation of $534                      3,024                  --
                                                                     ----------------    ----------------

                                    Total property and equipment             19,466              23,043
                                                                     ----------------    ----------------

                                    Total assets                     $      166,038      $       95,306
                                                                     ================    ================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILTIES:
         Loans payable to related parties                            $      126,944      $      130,770
         Accounts payable and accrued expenses                               59,825              18,013
         Unearned revenue                                                     5,773                  --
                                                                     ----------------    ----------------
                                    Total current liabilities               192,542             148,783

STOCKHOLDERS' (DEFICIT):
         Common stock; 25,000,000 shares of $.001
           par value authorized; 10,771,600 and 10,000,000
           shares issued and outstanding December 31, 2002
           and 2001, respectively                                            10,772              10,000
         Discount on common stock                                            (9,994)             (9,994)
         Paid-in capital                                                     79,773                  --
         Other comprehensive income                                           2,362               1,980
         Accumulated (deficit)                                             (109,417)            (55,463)
                                                                     ----------------    ----------------
                                                                            (26,504)            (53,477)
                                                                     ----------------    ----------------

                Total liabilities and shareholders' (deficit)        $      166,038      $       95,306
                                                                     ================    ================









               The accompanying notes to financial statements are
                       an integral part of this statement.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 19

                           Gravity Spin Holdings, Inc.
                      Consolidated Statements of Operations

                                                          Year Ended July 31,
                                                          -------------------
                                                     2002                2001
                                                     ----------------    ----------------

Sales                                                $      350,441      $      166,269
Cost of sales                                               201,299              91,959
                                                     ----------------    ----------------
         Gross profit                                       149,142              74,310

EXPENSES:
         Legal and professional fees                         37,911                 762
         Salaries and benefits                               68,823              48,440
         Depreciation                                        19,139               5,904
         Rent expense                                        12,020                  --
         Bad debt expense                                     6,289              12,585
         Other administrative expenses                       50,489              25,677
                                                     ----------------    ----------------
         Total expenses                                     194,671              93,368

Net (loss) from operations                                  (45,529)            (19,058)

OTHER INCOME (EXPENSE):
         Interest income                                        104                 236
         Interest expense                                    (8,529)             (9,678)
                                                     ----------------    ----------------
                                                             (8,425)             (9,442)
                                                     ----------------    ----------------

                Net loss                             $      (53,954)     $      (28,500)
                                                     ================    ================

Net (loss) per common share                                    *                   *
                                                     ================    ================

Weighted average shares outstanding                      10,385,600          10,000,000
                                                     ================    ================

* Less than $.01

OTHER COMPREHENSIVE INCOME:
         Net loss                                    $      (53,954)     $      (28,500)
         Foreign currency translation adjustment                382               1,878
                                                     ----------------    ----------------
                Total other comprehensive income     $      (53,572)     $      (26,622)
                                                     ================    ================
















               The accompanying notes to financial statements are
                       an integral part of this statement.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 20

                           Gravity Spin Holdings, Inc.
                 Consolidated Statement of Stockholders' Equity

                                                           Discount
                                                              On        Cumulative
                               Common          Common       Common     Comprehensive    Paid-in                   Stockholders'
                               Shares          Stock         Stock        Income        Capital       Deficit        Equity
                            -------------   ------------   ---------   -------------   ----------   -----------   -------------

Balance July 31, 2000         10,000,000    $    10,000    $ (9,994)   $        102    $      --       (26,963)   $    (26,855)

Net (loss) for the year
ended July 31, 2000                   --             --          --           1,878           --       (28,500)        (26,622)
                            -------------   ------------   ---------   -------------   ----------   -----------   -------------

Balance July 31, 2001         10,000,000    $    10,000    $ (9,994)   $      1,980    $      --    $  (55,463)   $    (53,477)

Shares sold by private                                                                    48,173            --
placement                        486,600            487          --              --                                     48,660

Shares issued to
employees                         35,000             35          --              --        3,465            --           3,500

Shares issued for
consulting services              250,000            250          --              --       24,750            --          25,000

Capital contributed by
shareholder                           --             --          --              --        3,385            --           3,385

Net (loss) for the year
ended July 31, 2002                   --             --          --             382           --       (53,954)        (53,572)
                            -------------   ------------   ---------   -------------   ----------   -----------   -------------

Balance July 31, 2002         10,771,600    $    10,772    $ (9,994)   $      2,362    $  79,773    $ (109,417)   $    (26,504)
                            =============   ============   =========   =============   ==========   ===========   =============








               The accompanying notes to financial statements are
                       an integral part of this statement.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 21

                           Gravity Spin Holdings, Inc.
                      Consolidated Statements of Cash Flows


                                                                Year Ended          Year Ended
                                                              July 31, 2002       July 31, 2001
                                                             ----------------    ----------------

Cash flows from operating activities:
         Net (loss)                                          $      (53,954)     $      (28,500)
         Adjustments to reconcile net (loss) to net cash
          used in operating activities:
         Bad debt expense                                             6,445              12,585
         Depreciation and amortization                               18,763               5,905
         Shares issued for services                                  28,500                  --
         Net change in operating assets and liabilities:
         Accounts receivable                                        (52,126)            (40,736)
         Prepaid expenses                                           (13,344)                 --
         Accounts payable and accrued expense                        44,891              (1,003)
         Unearned income                                              5,944                  --
                                                             ----------------    ----------------
Net cash (used) by operating activities                             (14,881)            (51,749)

Cash flows from investing activities:
         Purchase of property and equipment                         (16,542)             (7,990)
                                                             ----------------    ----------------
Net cash (used) by investing activities                             (16,542)             (7,990)

Cash flows from financing activities:
         Proceeds from issuance of common stock                      48,660                  --
         Loan payable to related party                                   --              63,079
                                                             ----------------    ----------------
Net cash provided by financing activities                            48,660              63,079

Effect of exchange rate changes on cash                                 900               1,878
                                                             ----------------    ----------------
Net increase in cash                                                 18,137               5,218

Cash, beginning of period                                            23,160              17,942
                                                             ----------------    ----------------

Cash, end of period                                          $       41,297      $       23,160
                                                             ================    ================

Supplemental disclosure of cash flow information:
         Interest paid                                       $        6,080      $       10,110
         Income taxes paid                                   $           --      $           --












               The accompanying notes to financial statements are
                       an integral part of this statement.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 22

Gravity Spin Holdings, Inc.
Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies
---------------------------------------------

This summary of significant accounting policies of Gravity Spin Holdings, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business
----------------------------------------

Gravity Spin Holdings, Inc. was incorporated in the State of Nevada, April 4, 2001. On June 30, 2001, the Company acquired the outstanding stock of Gravity Spin Inc. (formerly E-Fusion ATP Inc.), a Canadian corporation, that had been incorporated on March 3, 2000. The Company issued 10,000,000 shares of its common stock for the acquisition of Gravity Spin Inc. The two companies were under identical shareholder control. Prior to the acquisition, the Company had only nominal assets and liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The financial statements of the acquired subsidiary are presented for periods prior to the acquisition.

The Company engages in advertising, sales promotion, graphic design, branding. New media, and design services principally in Canada.

Based upon the Company's business plan, it had been a development stage enterprise through its fiscal year July 31, 2001, during which time it conducted web page development and communication marketing methodology. Accordingly, through July 31, 2001 the Company presented its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises. As a development stage enterprise, the Company disclosed the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to through July 31, 2001. The audited financial statements at July 31, 2002 do not reflect development stage activities, and the financial statements as of July 31, 2001 no longer are shown as being a development stage enterprise.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the Company and its' wholly owned subsidiary, Gravity Spin Inc. All inter-company accounts have been eliminated in the consolidation.

Revenue Recognition
-------------------

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 23

Gravity Spin Holdings, Inc.
Notes to Consolidated Financial Statements


arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company's revenues are derived principally from the performance of services and design activities. Revenue is recognized on the completion of the respective services and delivery to the customer and recorded when the amount is considered collectible.

The Company treats any amounts actually invoiced before the completion of the work as unearned income.

Accounts Receivable
-------------------

Accounts receivable are recorded at the time that revenue is recognized. An allowance for doubtful accounts is provided when the collection of the account may be in doubt and subsequently written off when collection procedures are exhausted.

Property and Equipment
----------------------

Property and equipment are composed of office furniture and equipment, a website and computer equipment, and are being depreciated over five three and three years respectively.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Foreign Currency
----------------

The functional currency of the Company's operating subsidiary is the Canadian Dollar. The Company translates amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity account are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

Advertising
-----------

The Company's policy is to expense advertising costs as incurred. The Company incurred $2535 advertising costs for the period ending July 31, 2002 and $476 for the year ending July 31, 2001.

Use of Estimates
----------------

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 24

Gravity Spin Holdings, Inc.
Notes to Consolidated Financial Statements


Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.

Estimated Fair Value of Financial Instruments
---------------------------------------------

The carrying value of accounts receivable, accounts payable, prepaid expenses and accrued liabilities reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. The carrying value of loans payable approximates fair value based on current rates at which the Company could borrow funds with similar terms.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's comprehensive income consists of foreign currency translation adjustments.

Income taxes
------------

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Other
-----

The Company's fiscal year end is July 31.

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 25

Gravity Spin Holdings, Inc.
Notes to Consolidated Financial Statements


The Company consists of one reportable business segment.

All revenue reported is from external customers in Canada. All of the Company's assets are located in Canada.

2. Basis of Presentation - Going Concern
----------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital, has sustained operating losses since inception and has insufficient capital to continue these sustained losses. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain additional capital to further develop the Company's profitability.

3. Loans payable to Related Parties
-----------------------------------

As of July 31, 2001 the Company was indebted to one of its shareholders for $130,770 having a maturity date of April 27, 2002, with interest at 8% per annum.

On April 1, 2002, the Company entered into a loan agreement for a term of five years with an investment corporation related to the shareholder mentioned above. The loan agreement provides for a consolidation of two previous loans, that the previous loans are terminated and all interest payments are considered paid in full. The new loan of $126,994 at July 31, 2002 is secured by the Company's assets and is interest free, with no principal payments scheduled and no interest will accrue. Either party may terminate the agreement by giving thirty days notice in writing. The Company has agreed to pay at least 25% of any profits before taxes of the Company's subsidiary to pay down the loan within sixty days of the subsidiary's year end, and the loan will be repaid before any profits or bonuses can be distributed to any shareholder. The agreement further provides that the investment company will secure a line of credit on behalf the Company with a financial institution to be determined by the investment company. As a part of the loan agreement, the Company agrees that it will pay interest and principal as required on any line of credit obtained by the investment company.

Interest expense has been imputed on the non-interest loan at 8% per annum, the same rate as the old loans being replaced, of $3,385. The imputed amount is recorded as paid-in capital.

4. Stockholders' Equity
-----------------------

The company has one class of common stock.

Under accounting principles generally accepted in the United States of America, the acquisition of Gravity Spin Inc. as described in Note 1, is considered to be a capital transaction in substance, rather than a business combination, accompanied by a re-capitalization and is accounted for as a change in capital structure. Accordingly accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. A total of 10,000,000 shares of the Company's $0.001 par value, common stock were

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 26

Gravity Spin Holdings, Inc.
Notes to Consolidated Financial Statements


issued to the holders of Gravity Spin Inc., which became a wholly owned subsidiary. Since the Company had only nominal assets or liabilities, the Company accounted for the issuance of stock at par value and recorded a discount on the issuance of common stock of $9,994.

The Company sold a total of 486,600 shares of its common stock at $0.10 per share during September and October 2001 and January 2002.

The Company issued 35,000 shares of stock for services to employees and Directors of the Company and was recorded at the same price that the Company had sold stock during the same period. The weighted average fair value of the stock issued to the employees and Directors of the Company was $0.10.

The Company issued 250,000 shares of stock for consulting services (see note 9).

The Company has agreed to issue 50,000 shares of common stock to a consultant for past services at a stated value of $5,000 to be issued when the Company stock is registered with the Ontario Securities Commission. The amount is shown as an account payable at July 31, 2002.

5. Related Party Transactions
-----------------------------

Parties related to the Company (stockholders) provided 56.05% of the Company's revenue during the year ending July 31, 2002. Accounts receivable from these customers was $67,877 at July 31, 2002.

6. Income Taxes
---------------

The Company is subject to United States income taxes and its operating subsidiary is subject to Canadian income taxes. The company had no income tax expense during the reported periods due to net operating losses.

Deferred tax assets at year-end consisted solely of the estimated benefit of net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets. The valuation allowance was adjusted during the year by an amount equal to the change in the deferred tax asset to result in a net deferred tax asset of zero.

At July 31, 2002, the Company has estimated net operating loss carryforwards of $43,200 in Canada and $44,300 in the United States. The Canadian non-capital loss carryforwards will expire in 2007 and 2008. The United States carryforwards will expire in 2021 and 2022. The carryforwards may be further limited by a change in company ownership and other conditions.

Income taxes at the estimated statutory rate are reconciled to the Company's actual income taxes as follows:

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 27

Gravity Spin Holdings, Inc.
Notes to Consolidated Financial Statements


                                                           July 31,
                                                           2002        2001
                                                           ---------   ---------
Income Tax benefit at statutory rate (38.6%) resulting
 from net operating loss carryforwards                      38.6        38.6
Deferred income tax valuation allowance                    (38.6)      (38.6)
                                                           ---------   ---------
                                                              --          --
                                                           =========   =========

7. Concentration of Risk
------------------------

The Company's business is limited to customers in Canada with a small group of customers constituting the majority of revenues. Those comprising more than 10% of the Companies revenues and their respective percentage of total revenues are as follows:

During the year ended July 31, 2001, three customers each accounted for 23.1%, 13.1% and 12.4% of the Company's sales respectively.

During the year ended July 31, 2002, three customers accounted for 31.5%, 16.5% and 19.32% of the Company's sales respectively.

8. Commitments and Contingencies
--------------------------------

The Company's subsidiary entered into an office and facility lease commencing February 1, 2002 and expiring January 31, 2007. The lease is generally subject to a base rent with varying increase provisions. The Company at the request of the landlord changed its location within the same building. Future base rent commitments, during the years ended July 31 under the amended lease are as follows:



               2003                $   19,524
               2004                    17,458
               2005                    17,458
               2006                    17,458
               2007                     8,729

The Company incurred rent expense of $12,020 for the year ending July 31, 2002 and none for the year ending July 31, 2001

9. Prepaid Consulting Services
------------------------------

On December 3, 2001, the Company entered into a Financial Services Consulting Agreement whereby the Company retained the consultant to provide services in connection with assisting the Company to obtain public listing or fee quotation service of its' common stock. In connection therewith the Company paid $5,000 to the consultant and issued 250,000 shares of its common stock at an agreed upon price of $0.10 per share.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 28

Gravity Spin Holdings, Inc.
Notes to Consolidated Financial Statements


The agreement provides that the consultant will provide services from December 3, 2001 to the date the Company obtains a public listing or fee quotation service or for a period of one year, whichever last occurs. In accordance with EITF 96-18 the Company has determined a measurement date of December 3, 2001. The Company, in accordance with FAS 123 "Accounting for Stock Based Compensation", has determined the value of the services at the agreed upon price and, accordingly, recorded the issuance of the stock based upon the fair value of the services of $25,000.

The total cost of the services, $30,000, composed of the $5,000 cash paid and the $25,000 paid in stock, is being amortized over a period of 12 months, commencing on the measurement date. A total of $10,000 is being deferred at July 31, 2002.

10. Risks and Uncertainties
---------------------------

The Company is subject to substantial business risks and uncertainties inherent in the engagement of internet professional services and website design activities.

--------------------------------------------------------------------------------
Annual Report - 2002                                                     Page 29