Form 10QSB
period 2002-10-31
GRAVITY SPIN HOLDINGS INC
filed 2002-12-19
CIK 1163003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended October 31, 2002.


                           GRAVITY SPIN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

     Nevada                                             98-0351859
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification no.)

                         3110 E. Sunset Road, Suite H-1,
                          Las Vegas, Nevada USA, 89120
                               (Registered Office)

                    30 Eglinton Avenue West, Suite 21,Box 72
                          Mississauga, Ontario, Canada
                                     L5R 3E7

                     Tel (905) 602-5229 Fax (905) 507-1761.
                               (operating office)

                                  With copy to:

                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                      Tel: (949)660-9700 Fax:(949)660-9010
                               (Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          (X) Yes      ( ) No

     As of October 31, 2002, the Registrant had 10,771,600 shares of Common Stock, par value $0.001 per share outstanding.

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION................................................1

   ITEM 1.  FINANCIAL STATEMENTS.............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.......................................7
      DESCRIPTION OF BUSINESS................................................7
      INDUSTRY OVERVIEW......................................................7
      REVENUE................................................................9
      EXPENSES...............................................................9
      LIQUIDITY AND CAPITAL RESOURCES.......................................10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   MARKET RISK..............................................................11

PART II. OTHER INFORMATION..................................................11

   ITEM 1.  LEGAL PROCEEDINGS...............................................11
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................11
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12
   ITEM 5.  OTHER INFORMATION...............................................12
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................12

SIGNATURES..................................................................12
























--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002      Table of Contents      Page   i

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------








                           GRAVITY SPIN HOLDINGS, INC.





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        Page
                                                                        ----
Consolidated Financial Statements:

     Balance Sheets                                                      F-2

     Statements of Operations                                            F-3

     Statements of Cash Flow                                             F-4

     Notes to Financial Statements                                   F-5 to F-6

















--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 1

                           GRAVITY SPIN HOLDINGS, INC.
                           Consolidated Balance Sheets

                                                             October 31,           July 31,
                                                                 2002                2002
                                                             (Unaudited)         (See Note 1)
                                                           ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                    $       40,122      $       41,297
   Accounts receivable net of allowance for doubtful
     accounts of $6,297 for October 31 and $6,259 for
     July 31                                                      160,404              92,028
   Prepaid expenses & work in process                               8,302              13,247
                                                           ----------------    ----------------
          Total current assets                                    208,828             146,572

PROPERTY AND EQUIPMENT:
   Office furniture and equipment, net of accumulated
     depreciation of $1,190 for October 31 and $879 for
     July 31                                                        4,320               3,448
   Computer equipment, net of accumulated depreciation
     of $10,992 for October 31 and $9,060 for July 31              11,884              12,994
   Website net of accumulated depreciation of $871 for
     October 31 and $534 for July 31                                3,570               3,024
                                                           ----------------    ----------------

          Total property and equipment                             19,774              19,466
                                                           ----------------    ----------------

          Total assets                                     $      228,602      $      166,038
                                                           ================    ================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILTIES:
   Loans payable to related parties                        $      127,706      $      126,944
   Accounts payable and accrued expenses                          117,133              59,825
   Unearned revenue                                                    --               5,773
                                                           ----------------    ----------------
          Total current liabilities                               244,839             192,542

STOCKHOLDERS' (DEFICIT):
   Common stock; 25,000,000 shares of $.001
     par value authorized; 10,771,600 shares
      issued and outstanding                                       10,772              10,772
   Discount on common stock                                        (9,994)             (9,994)
   Paid-in capital                                                 82,348              79,773
   Other comprehensive income                                       2,272               2,362
   Accumulated (deficit)                                         (101,635)           (109,417)
                                                           ----------------    ----------------
                                                                  (16,237)            (26,504)
                                                           ----------------    ----------------

     Total liabilities and shareholders' (deficit)         $      228,602      $      166,038
                                                           ================    ================



              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 2

                           GRAVITY SPIN HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three              Three
                                                    Months              Months
                                                    Ending              Ending
                                                  October 31,        October 31,
                                                     2002                2001
                                               ----------------    ----------------

Sales                                          $      169,697      $       66,983
Cost of sales                                         113,222              35,673
                                               ----------------    ----------------
         Gross profit                                  56,475              31,310

EXPENSES:
   Legal and professional fees                          9,659              26,339
   Salaries and benefits                               16,849              19,782
   Depreciation                                         2,504               1,935
   Rent expense                                         5,131
   Bad debt expense                                        --                  --
   Other administrative expenses                        9,976               7,201
                                               ----------------    ----------------
         Total expenses                                44,119              55,257

Net income from operations                             12,356             (23,947)

OTHER INCOME (EXPENSE):
   Interest income                                          1                  84
   Interest expense                                    (4,574)             (2,560)
                                               ----------------    ----------------
                                                       (4,573)             (2,476)
                                               ----------------    ----------------

         Net income (loss)                     $        7,783      $      (26,423)
                                               ================    ================

Net (loss) per common share                              *                   *
                                               ================    ================

Weighted average shares outstanding                10,771,600          10,257,200
                                               ================    ================

* Less than $.01

OTHER COMPREHENSIVE INCOME:
   Net income (loss)                           $        7,783      $      (26,423)
   Foreign currency translation adjustment                 90                (281)
                                               ----------------    ----------------
     Total other comprehensive income (loss)   $        7,873      $      (26,504)
                                               ================    ================



              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 3

                           GRAVITY SPIN HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three               Three
                                                              Months              Months
                                                              Ending              Ending
                                                           October 31,         October 31,
                                                               2002                2001
                                                         ----------------    ----------------

Cash flows from operating activities:
   Net income (loss)                                     $        7,783      $      (26,423)
   Adjustments to reconcile net (loss) to net
    cash used in operating activities:
       Interest contributed to capital                            2,541                  --
       Depreciation and amortization                              2,504               1,935
       Shares issued for services                                    --              28,500
       Net change in operating assets and liabilities:               --                  --
            Accounts receivable                                 (66,457)             11,689
            Prepaid expenses                                      4,110                  --
            Accounts payable and accrued expense                 56,691              10,551
            Unearned income                                      (5,778)                 --
                                                         ----------------    ----------------
Net cash (used) by operating activities                           1,394              26,252

Cash flows from investing activities:
   Purchase of property and equipment                            (2,694)             (2,595)
                                                         ----------------    ----------------
Net cash (provided) by investing activities                      (2,694)             (2,595)

Cash flows from financing activities:
   Proceeds from issuance of common stock                            --              48,660
   Loan payable to related party                                     --                  --
                                                         ----------------    ----------------
Net cash provided by financing activities                            --              48,660

Effect of exchange rate changes on cash                             125              (3,434)
                                                         ----------------    ----------------
Net (decrease) increase in cash                                  (1,175)             68,883

Cash, beginning of period                                        41,297              23,160
                                                         ----------------    ----------------

Cash, end of period                                      $       40,122      $       92,043
                                                         ================    ================

Supplemental disclosure of cash flow information:
   Interest paid                                         $           --      $           --
   Income taxes paid                                     $           --      $           --


              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 4

                           GRAVITY SPIN HOLDINGS, INC.

Note 1 - Management's Statement
-------------------------------

The consolidated financial statements included herein have been prepared by Gravity Spin Holdings, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2002 audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-KSB filed December 2, 2002 with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Gravity Spin Holdings, Inc. later in the year.

The management of Gravity Spin Holdings, Inc. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Amounts shown for July 31, 2002 are based upon the July 31, 2002 audited consolidated financial statements.

Note 2 - Business of the Company and Basis of Presentation
----------------------------------------------------------

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Gravity Spin Inc.

All inter company account have been eliminated.

Note 3 - Related Party Transactions.
------------------------------------

Customers representing corporations owned by shareholders of the Company provided $146,096 (87%) and $28,864 (45%) of the Company's revenues for the three months ending October 31, 2002 and October 31, 2001, respectively. Accounts receivable from those customers were $155,686 at October 31, 2002 and $12,822 at October 31, 2001.

Note 4 - Subsequent Event
-------------------------

Effective December 1, 2002, Gravity Spin Inc., the Company's subsidiary, entered into a new loan agreement with a related party replacing the April 4, 2002 agreement with the same party. The new agreement, that extends the prior agreement, is for a term of five years commencing December 1, 2002 and provides

--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 5

                           GRAVITY SPIN HOLDINGS, INC.

for a new loan amount of $191,632 ($300,000 CAD), as of that date, with monthly interest of 6% per annum payable commencing January 1, 2003. The agreement may be terminated by either party by giving 30 days written notice. At least 25% of the Gravity Spin Inc. profit before taxes will be used to pay down the loan within 60 days after its year-end. Gravity Spin Inc. is to pay a $2,562 financing cost for services rendered in connection with the loan agreement.

A provision in the prior agreement that required the related party to secure a line of credit for Gravity Spin Inc., was removed in the new agreement. The loan is secured by assets of Gravity Spin Inc. that are specifically registered under the Personal Property Security Act (Ontario), which comprises substantially all of its personal property.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 6

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

DESCRIPTION OF BUSINESS
-----------------------

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

INDUSTRY OVERVIEW
-----------------

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

Graphic design and branding: Graphic design and branding services comprise a range of services that aim to create, revitalize, manage, and implement clients' corporate identity, brand image and nomenclature systems, as well as the design and production of all the communication tools required by organizations to support their corporate identity and communicate their messages, from stationery to annual reports. Branding is an emerging discipline resulting from a new focus on brands as a key factor to improve their competitiveness.


--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 7

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


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

We currently operate in the following areas of the industry identified above:

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

Consolidation at the top in a very fragmented market. The industry has experienced a wave of consolidation through mergers and acquisitions, including numerous cross-border international transactions. Consolidation was first observed in advertising services, which led to the emergence of large, global holding companies having control of or significant interests in several advertising agencies. Some of these global holdings have also purchased interests in firms offering other communication-marketing services, such as public relations and new media firms, and are in a position to offer integrated services on a worldwide basis. In Canada, such consolidation has led to a significant increase in foreign ownership of communication-marketing companies. According to industry sources, eight of Canada's 10 largest communication-marketing companies are affiliated with or owned by large, non-domestic


--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 8

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


organizations (Supporting information for this statement can be found on the Marketing Online www.marketingmag.ca Lesley Young, "Is Bigger Better?" Report on Market Research (May 2000) and Industry Canada "Trade In Services - Canada In A Global Context" http://strategis.ic.gc.ca/SSG/sc00195e.html).

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


REVENUE
-------

Revenues increased from $66,983 for the three month period ended October 31,2001 to $ $169,697 for the three month period ended October 31, 2002 Our sales have increased significantly from our first quarter ended October 31, 2001 ($66,983) compared to October 31, 2002 $(169,697) because of the completion of a major project for Doral International, increased client base, and maintaining our major clients . our existing . We anticipate continued growth in the future primarily due to the number of clients we secure, the size and scope of our engagements, and in part to development of deeper multi-service line relationships with our clients and an increase in bill-rates.

EXPENSES
--------

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


--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 9

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


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

Our cost of sales sold has gradually increased as a percentage of sales from 53.3% for the period ended October 31, 2001 ($35,673) to 66.7% for the period ended October 31, 2002 ($113,222). Our percentage of cost of sales to sales has increased from our first quarter ended October 31, 2001 to our first quarter ended October 31, 2002 because of increased printing costs as a result of the major project delivery for Doral International.

Our legal fees have decreased significantly for the period ended October 31, 2001 ($26,339)compared to period ended October 31, 2002 ($9,659) because of reduced fees incurred for auditing, consulting , legal and financial advice associated with going public.

Salaries were $19,782 for the three month period ended October 31, 2001 and $16,849 for the three month period ended October 31, 2002. Salary expense decreased pro-rata for the period ended October 31, 2001 to the period ended October 31, 2002 because one part-time employee function was eliminated and not replaced.

Depreciation was $1,935 for the three month period ended October 31, 2001compared to $2,504 for the three month period ended October 31, 2002. Our depreciation has increased from our first quarter ended October 31, 2001 compared to our first quarter ended October 31, 2002 because we purchased additional equipment.

Bad debt expense was $0 for both periods as all accounts were collectible during these time periods and therefore there was no increases in the bad debt reserve.

Other administrative expenses only partially increased from $7,201 for the three months ended October 31, 2001 to $9,976 for the three months ended October 31, 2002. Our administrative expenses have remained fairly constant from first quarter ended October 31, 2001 compared to October 31, 2002 due to cost control measures employed by management.

Interest income is comprised of amounts we earn from our bank accounts. These amounts are negligible and not informative to evaluate on a comparative basis. Interest income was higher in the period ended October 31, 2001 versus October 31, 2002 because the cash balance in our account over the entire period being higher.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, we have funded capital expenditures through the use of a shareholder's loan from Erwin Zecha in the amount of $130,770 and have raised $48,660 USD from private share sale transactions.

Effective December 1, 2002, Gravity Spin Inc., the Company's subsidiary, entered into a new loan agreement with a related party replacing the April 4, 2002 agreement with the same party. The new agreement, that extends the prior agreement, is for a term of five years commencing December 1, 2002 and provides


--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 10

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


for a new loan amount of $191,632 ($300,000 CAD), as of that date, with monthly interest of 6% per annum payable commencing January 1, 2003. The agreement may be terminated by either party by giving 30 days written notice. At least 25% of the Gravity Spin Inc. profit before taxes will be used to pay down the loan within 60 days after its year-end. Gravity Spin Inc. is to pay a $2,562 financing cost for services rendered in connection with the loan agreement. We expect that our capital expenditures will increase in the future as we scale up our presence.

Our operating activities have generated a cash surplus of approximately $1,394 for the period ended October 31, 2002. Our positive operating cash flow resulted principally from internal efficiencies and increased revenue compared to the prior year.

Our investing activities have used cash resources of approximately $2,694 for the period ended October 31, 2002. Our negative investing cash flow resulted from purchasing property and equipment to carry on business.

Our financing activities had no effect on our cash resources for the period ended October 31, 2002 as we raised no further money for operation during this time frame.

We experienced a positive increase in exchange rates on our cash of $125, due to the difference between the American and Canadian dollar.

Our cash resources have therefore on an overall basis decreased by $1,175 for the period ended October 31, 2002.

Our capital requirements depend on a number of factors. We expect to devote substantial resources to continue the growth of our infrastructure, expand our sales force, and support and increase our marketing efforts. Our expenditures have increased since the date of incorporation, and we anticipate that capital expenditures will continue to increase in absolute dollars in the foreseeable future.

At October 31, 2002, we had cash and cash equivalents of $ $40,122. We believe that with our available cash and cash equivalents together with our funds from operations and the money we raised pursuant to a Regulation "S" private offering in Canada ($48,660) in November 2001, that we have sufficient funds to operate for the next fiscal year.

If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or not at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is not exposed to material foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars. Some of its expenses are paid in Canadian dollars but the difference in the Canadian and U.S. dollar has been relatively stable therefore not creating a significant risk.


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There has been no legal proceedings issued against or commenced by the company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 11

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

That the Company, as supervised by Mr. Bruce Turner, its President, Chief Executive Officer and Chief Financial Officer have concluded after evaluation of controls that disclosure controls and procedures for the period of this quarterly report are effective.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GRAVITY SPIN HOLDINGS, INC.

Dated: December 18, 2002                         By: /s/ Bruce Turner
                                                    ---------------------------
                                                 Name:   Bruce Turner
                                                 Title:  President and Chief
                                                         Executive Officer and
                                                         Chief Financial Officer


Exhibit 99.1

                                 Certifications
                                 --------------

I, Bruce Turner, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gravity Spin Holdings Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 12

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ Bruce Turner
----------------------------------
Bruce Turner
President, Chief Executive Officer
and Chief Financial Officer


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gravity Spin Holdings, Inc. (the "Company") on Form 10-QSB for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Bruce Turner
----------------------------------
Bruce Turner
President, Chief Executive Officer
and Chief Financial Officer






--------------------------------------------------------------------------------
Form 10QSB - Period Ending October 31, 2002                             Page 13