Form 10QSB
period 2003-01-31
GRAVITY SPIN HOLDINGS INC
filed 2003-03-14
CIK 1163003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended January 31, 2003.


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

                      Tel (905) 602-5229 Fax (905) 507-1761
                               (operating office)

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

                              (X)  Yes        ( )  No

     As of January 31, 2003, the Registrant had 10,771,600 shares of Common Stock, par value $0.001 per share outstanding.

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION................................................2

   ITEM 1.  FINANCIAL STATEMENTS..............................................2
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................9
      DESCRIPTION OF BUSINESS.................................................9
      INDUSTRY OVERVIEW.......................................................9
      REVENUE................................................................11
      EXPENSES...............................................................11
      LIQUIDITY AND CAPITAL RESOURCES........................................13
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......13

PART II. OTHER INFORMATION...................................................14

   ITEM 1.  LEGAL PROCEEDINGS................................................14
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............14
   ITEM 5.  OTHER INFORMATION................................................14
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................14

SIGNATURES...................................................................14























--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003       Table of Contents       Page i

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

ITEM 1. FINANCIAL STATEMENTS
----------------------------












                           GRAVITY SPIN HOLDINGS, INC.






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                       Page
                                                                       ----
Consolidated Financial Statements:

     Balance Sheets                                                     F-2

     Statements of Operations                                        F-3 - F-4

     Statements of Cash Flow                                            F-5

     Notes to Financial Statements                                   F-6 - F-7

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 2

                           GRAVITY SPIN HOLDINGS, INC.

                           Consolidated Balance Sheets
                           ---------------------------

                                                             January 31,           July 31,
                                                                 2003                2002
                                                             (Unaudited)         (See Note 1)
                                                           ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                    $      121,014      $       41,297
   Accounts receivable net of allowance for doubtful
     accounts of $6,451 for January 31
     and $6,259 for July 31                                        49,799              92,028
   Prepaid expenses & work in process                               5,241              13,247
                                                           ----------------    ----------------
          Total current assets                                    176,054             146,572

PROPERTY AND EQUIPMENT:
   Office furniture and equipment, net of accumulated
     depreciation of $693 for January 31
     and $879 for July 31                                           4,953               3,448
   Computer equipment, net of accumulated depreciation
     of $13,034 for January 31 and $9,060 for July 31              10,404              12,994
   Website net of accumulated depreciation of $446 for
     January 31 and $534 for July 31                                5,504               3,024
                                                           ----------------    ----------------

          Total property and equipment                             20,861              19,466
                                                           ----------------    ----------------

          Total assets                                     $      196,915      $      166,038
                                                           ================    ================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILTIES:
   Loan payable to related party                           $      196,271      $      126,944
   Accounts payable and accrued expenses                           42,076              59,825
   Unearned revenue                                                    --               5,773
                                                           ----------------    ----------------
          Total current liabilities                               238,347             192,542

STOCKHOLDERS' (DEFICIT):
   Common stock; 25,000,000 shares of $.001
     par value authorized; 10,771,600 shares
      issued and outstanding                                       10,772              10,772
   Discount on common stock                                        (9,994)             (9,994)
   Paid-in capital                                                 82,494              79,773
   Other comprehensive income                                         736               2,362
   Accumulated (deficit)                                         (125,440)           (109,417)
                                                           ----------------    ----------------
                                                                  (41,432)            (26,504)
                                                           ----------------    ----------------

     Total liabilities and shareholders' (deficit)         $      196,915      $      166,038
                                                           ================    ================




              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 3

                           GRAVITY SPIN HOLDINGS, INC.

                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                       Six                 Six
                                                      Months              Months
                                                      Ending              Ending
                                                   January 31,         January 31,
                                                       2003                2002
                                                 ----------------    ----------------

Sales                                            $      232,404      $      139,763
Cost of sales                                           140,581              87,544
                                                 ----------------    ----------------
         Gross profit                                    91,823              52,219

EXPENSES:
   Legal and professional fees                           24,492              13,559
   Salaries and benefits                                 40,132              31,976
   Depreciation                                           3,315               6,928
   Rent expense                                          10,195                  --
   Other administrative expenses                         22,461              29,419
                                                 ----------------    ----------------
         Total expenses                                 100,595              81,882

Net income from operations                               (8,772)            (29,663)

OTHER INCOME (EXPENSE):
   Interest income                                           17                  92
   Interest expense                                      (7,268)             (5,137)
                                                 ----------------    ----------------
                                                         (7,251)             (5,045)
                                                 ----------------    ----------------

         Net income (loss)                       $      (16,023)     $      (34,708)
                                                 ================    ================

Net (loss) per common share                                   *                   *
                                                 ================    ================

Weighted average shares outstanding                  10,771,600          10,393,536
                                                 ================    ================

* Less than $.01

OTHER COMPREHENSIVE INCOME:

   Net income (loss)                             $      (16,023)     $      (34,708)
   Foreign currency translation adjustment                  736               3,392
                                                 ----------------    ----------------
     Total other comprehensive income (loss)     $       15,287      $      (31,316)
                                                 ================    ================




              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 4

                           GRAVITY SPIN HOLDINGS, INC.

                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                      Three               Three
                                                      Months              Months
                                                      Ending              Ending
                                                   January 31,         January 31,
                                                       2003                2002
                                                 ----------------    ----------------

Sales                                            $       62,707      $       72,780
Cost of sales                                            27,359              51,871
                                                 ----------------    ----------------
         Gross profit                                    35,348              20,909

EXPENSES:
   Legal and professional fees                           14,833               3,160
   Salaries and benefits                                 23,283              12,194
   Depreciation                                             811               4,993
   Rent expense                                           5,064                  --
   Other administrative expenses                         12,485               6,278
                                                 ----------------    ----------------
         Total expenses                                  56,476              26,625

Net income from operations                              (21,128)             (5,716)

OTHER INCOME (EXPENSE):
   Interest income                                           16                   8
   Interest expense                                      (2,694)             (2,577)
                                                 ----------------    ----------------
                                                         (2,678)             (2,569)
                                                 ----------------    ----------------

         Net income (loss)                       $      (23,806)     $       (8,285)
                                                 ================    ================

Net (loss) per common share                                   *                   *
                                                 ================    ================

Weighted average shares outstanding                  10,771,600          10,325,368
                                                 ================    ================

* Less than $.01

OTHER COMPREHENSIVE INCOME:

   Net income (loss)                             $      (23,806)     $       (8,285)
   Foreign currency translation adjustment                  646                 662
                                                 ----------------    ----------------
     Total other comprehensive income (loss)     $      (23,160)     $       (7,623)
                                                 ================    ================




              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 5

                           GRAVITY SPIN HOLDINGS, INC.

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                 Six                 Six
                                                                Months              Months
                                                                Ending              Ending
                                                             January 31,         January 31,
                                                                 2003                2002
                                                           ----------------    ----------------

Cash flows from operating activities:
   Net income (loss)                                       $      (16,023)     $      (34,708)
   Adjustments to reconcile net (loss) to net
    cash used in operating activities:

       Interest contributed to capital                              2,568                  --
       Depreciation and amortization                                3,315               6,928
       Shares issued for services                                      --              28,500
       Net change in operating assets and liabilities:
            Accounts receivable                                    47,301              12,960
            Prepaid expenses                                        4,799             (28,604)
            Accounts payable and accrued expense                  (18,970)             24,846
            Unearned income                                        (5,839)                 --
                                                           ----------------    ----------------
Net cash (used) by operating activities                            17,151               9,922

Cash flows from investing activities:
   Purchase of property and equipment                              (4,096)             (8,045)
                                                           ----------------    ----------------
Net cash (provided) by investing activities                        (4,096)             (8,045)

Cash flows from financing activities:
   Proceeds from issuance of common stock                              --              48,660
   Loan payable to related party                                   64,197              (4,905)
                                                           ----------------    ----------------
Net cash provided by financing activities                          64,197              43,755

Effect of exchange rate changes on cash                             2,465              (3,392)
                                                           ----------------    ----------------
Net (decrease) increase in cash                                    79,717              49,024

Cash, beginning of period                                          41,297              23,160
                                                           ----------------    ----------------

Cash, end of period                                        $      121,014      $       72,184
                                                           ================    ================

Supplemental disclosure of cash flow information:
   Interest paid                                           $        7,268      $        6,073
   Income taxes paid                                       $           --      $           --



              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 6

                           GRAVITY SPIN HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------


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


Note 2 - Basis of Presentation
------------------------------

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Gravity Spin Inc.

All inter company account have been eliminated.


Note 3 -Related Party Transactions.
-----------------------------------

Customers representing corporations owned by shareholders of the Company provided $28,881 (46.05%) and $13,560 (18.6%) of the Company's revenues for the three months ending January 31, 2003 and January 31, 2002, respectively. Accounts receivable from those customers were $8,869 at January 31, 2003.


Note 4 -Change in Related Party Loan Agreement
----------------------------------------------

Effective December 1, 2002, Gravity Spin Inc., the Company's subsidiary, entered into a new loan agreement with a related party replacing the April 4, 2002 agreement with the same party.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 7

                           GRAVITY SPIN HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------


The new agreement, extends the prior agreement, for a term of five years commencing December 1, 2002 and provides for a new loan amount of $196,271 ($300,000 CAD), at January 31, 2003, with monthly interest of 6% per annum payable commencing January 1, 2003. The agreement may be terminated by either party by giving 30 days written notice. At least 25% of the Gravity Spin Inc. profit before taxes will be used to pay down the loan within 60 days after its year-end.

A provision in the prior agreement that required the related party to secure a line of credit for Gravity Spin Inc., was removed in the new agreement. The loan is secured by assets comprising substantially all of the personal property of Gravity Spin Inc. The assets are specifically registered under the Personal Property Security Act (Ontario).

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 8

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


--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                               Page 9

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

Consolidation at the top in a very fragmented market. The industry has experienced a wave of consolidation through mergers and acquisitions, including numerous cross-border international transactions. Consolidation was first observed in advertising services, which led to the emergence of large, global holding companies having control of or significant interests in several advertising agencies. Some of these global holdings have also purchased interests in firms offering other communication-marketing services, such as public relations and new media firms, and are in a position to offer integrated services on a worldwide basis. In Canada, such consolidation has led to a

--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                              Page 10

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


significant increase in foreign ownership of communication-marketing companies. According to industry sources, eight of Canada's 10 largest communication-marketing companies are affiliated with or owned by large, non-domestic organizations (Supporting information for this statement can be found on the Marketing Online www.marketingmag.ca Lesley Young, "Is Bigger Better?" Report on Market Research (May 2000) and Industry Canada "Trade In Services - Canada In A Global Context" http://strategis.ic.gc.ca/SSG/sc00195e.html).

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


REVENUE
-------

Revenues decreased 16.25% from $72,780 for the three-month period ended January 31, 2002 to $62,707 for the three-month period ended January 31, 2003. The sales decrease is primarily due to two revenue categories, Print Production which decreased by 79.5%, and Hosting which decreased by 70.1%. The print production decrease is attributed primarily to the timing of the annual Doral Brochure project. In the three-month period ending January 31, 2001 a portion of the print production for the Doral Boats Project occurred in this period. The same project for 2002 was printed in its entirety in our fiscal first quarter of 2003. In addition, our Hosting revenue was down exclusively due to resigning a project for The Canadian Drugstore due to a poor payment pattern, and a conflict of interest with BW Pharmacy. Despite the decrease in revenue our gross profit increased 40.8%. We anticipate continued growth in the future primarily due to the number of clients we secure, the size and scope of our engagements, and in part to development of deeper multi-service line relationships with our clients.


EXPENSES
--------

Our operating expenses are classified into eight categories:

Cost of sales;
Legal and professional fees;
Salaries and benefits;
Depreciation;
Rent expense;
Bad debt expense;
Other administrative expenses;
Interest Expense.


--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                              Page 11

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

Our cost of sales sold has increased as a percentage of sales from $87,544 for the six month period ended January 31, 2002 to $140,581 (47%) for the six month period ended January 31, 2003. Our percentage of cost of sales to sales has increased due to direct costs related to sub-contracting database development for BW Pharmacy project, and photography, and scanning for the Doral Boats project.

Our legal fees have increased significantly from the period ended January 31, 2002 ($13,559) compared to period ended January 31, 2003 ($24,492) because of Year End, and Quarterly Audit, Accounting and Legal fees incurred associated with going public.

Salaries were $31,976 for the six-month period ended January 31, 2002 and $40,132 for the six-month period ended January 31, 2003. Salary expense increased for the period ended January 31, 2002 to the period ended January 31, 2003 because of the addition of one full-time employee, in capacity of Account Management.

Depreciation was $6,929 for the six-month period ended January 31, 2002 compared to $3,315 for the six-month period ended January 31, 2003. Our depreciation has decreased pro-rata because we wrote off abandoned fixtures due to moving facilities, in the amount of $15,417.

Bad debt expense was $0 for both periods as all accounts were collectible during these time periods and therefore there were no increases in the bad debt reserve.

Other administrative expenses decreased from $29,419 for the six-months ended January 31, 2002 to $22,461 for the six-months ended January 31, 2003. Our administrative expenses have decreased due to cost control measures employed by management.

Interest income is comprised of amounts we earn from our bank accounts. These amounts are negligible and not informative to evaluate on a comparative basis. Interest income was lower in the period ended January 31, 2003 versus January 31, 2002 due to lower interest rates, and lower cash balances in our bank accounts over the entire period.


--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                              Page 12

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, we have funded capital expenditures through the use of a shareholder's loan from Erwin Zecha in the amount of $130,770 and have raised $48,660 USD from private share sale transactions.

Effective December 1, 2002, Gravity Spin Inc., the Company's subsidiary, entered into a new loan agreement with a related party replacing the April 4, 2002 agreement with the same party. The new agreement, that extends the prior agreement, is for a term of five years commencing December 1, 2002 and provides for a new loan amount of $191,632 ($300,000 CAD), as of that date, with monthly interest of 6% per annum payable commencing January 1, 2003. The agreement may be terminated by either party by giving 30 days written notice. At least 25% of the Gravity Spin Inc. profit before taxes will be used to pay down the loan within 60 days after its year-end. Gravity Spin Inc. is to pay a $2,562 financing cost for services rendered in connection with the loan agreement. We expect that our capital expenditures will increase in the future as we scale up our presence.

Our operating activities have generated a cash surplus of approximately $17,151 for the six-month period ending January 31, 2003. Our positive operating cash flow resulted principally from internal efficiencies and increased revenue compared to the prior year.

Our investing activities have used cash resources of approximately $4,096 for the six-month period ending January 31, 2003. Our negative investing cash flow resulted from the acquisitions of website, computer software, and office furniture, purchasing property and equiment.

Our financing activities for the six-month period ending January 31, 2003 increased cash resources to $121,014 as we raised $64,197 to finance growth.

We experienced a positive increase in exchange rates on our cash of $2,465 due to the difference between the American and Canadian dollar.

Our cash resources have therefore on an overall basis increased by $79,717 for the six-month period ending January 31, 2003.

Our capital requirements depend on a number of factors. We expect to devote substantial resources to continue the growth of our infrastructure, expand our sales force, and support and increase our marketing efforts. Our expenditures have increased since the date of incorporation, and we anticipate that capital expenditures will continue to increase in absolute dollars in the foreseeable future.

At January 31, 2003, we had cash and cash equivalents of $121,014. We believe that with our available cash and cash equivalents together with our funds from operations that we have sufficient funds to operate for the next fiscal year.

If cash generated from operations is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or not at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company is not exposed to material foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars. Some of its expenses are paid in Canadian dollars but the difference in the Canadian and U.S. dollar has been relatively stable therefore not creating a significant risk.







--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                              Page 13

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There have been no legal proceedings issued against or commenced by the company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

That the Company, as supervised by Mr. Bruce Turner, its President, Chief Executive Officer and Chief Financial Officer has concluded after evaluation of controls that disclosure controls and procedures for the period of this quarterly report are effective.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GRAVITY SPIN HOLDINGS, INC.

Dated: March 14, 2003                      By:    /s/Bruce Turner
                                                -------------------
                                           Name:  Bruce Turner
                                           Title: President and Chief Executive
                                                  Officer and Chief Financial
                                                  Officer










--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                              Page 14

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


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

Date: March 14, 2003

/s/ Bruce Turner
-----------------------
Bruce Turner
President, Chief Executive Officer and Chief Financial Officer














--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                              Page 15

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gravity Spin Holdings, Inc. (the "Company") on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Bruce Turner
------------------------------
Bruce Turner
President, Chief Executive Officer and Chief Financial Officer






















--------------------------------------------------------------------------------
Form 10QSB - Period Ending January 31, 2003                              Page 16