Form 10QSB
period 2003-04-30
GRAVITY SPIN HOLDINGS INC
filed 2003-06-16
CIK 1163003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended April 30, 2003.


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

                    30 Eglinton Avenue West, Suite 21, Box 72
                          Mississauga, Ontario, Canada
                                     L5R 3E7

                     Tel (905) 602- 5229 Fax (905) 507-1761
                               (operating office)

                                  With copy to:

                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                     Tel: (949) 660-9700 Fax: (949)660-9010
                               (Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               (X) Yes     ( ) No

     As of April 30, 2003, the Registrant had 10,771,600 shares of Common Stock, par value $0.001 per share outstanding.

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION.................................................1

   ITEM 1.  FINANCIAL STATEMENTS..............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................8
      DESCRIPTION OF BUSINESS.................................................8
      INDUSTRY OVERVIEW.......................................................8
      REVENUE................................................................10
      EXPENSES...............................................................10
      LIQUIDITY AND CAPITAL RESOURCES........................................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......12

PART II. OTHER INFORMATION...................................................12

   ITEM 1.  LEGAL PROCEEDINGS................................................12
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13
   ITEM 5.  OTHER INFORMATION................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................13

SIGNATURES...................................................................13

EXHIBIT 99.1.................................................................14























--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003       Table of Contents       Page i

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------








                           GRAVITY SPIN HOLDINGS, INC.
                           ---------------------------





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                        Page
                                                                        ----
Consolidated Financial Statements:

     Balance Sheets                                                     F-2

     Statements of Operations                                        F-3 - F-4

     Statements of Cash Flow                                            F-5

     Notes to Financial Statements                                   F-6 - F-7

--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 1

                           GRAVITY SPIN HOLDINGS, INC.


                           Consolidated Balance Sheets
                           ---------------------------

                                                              April 30,            July 31,
                                                                 2003                2002
                                                             (Unaudited)         (See Note 1)
                                                           ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                    $      100,908      $       41,297
   Accounts receivable net of allowance for doubtful
     accounts of $6,837 for April 30
     and $6,259 for July 31                                        45,406              92,028
   Prepaid expenses & work in process                               7,315              13,247
                                                           ----------------    ----------------
          Total current assets                                    153,629             146,572

PROPERTY AND EQUIPMENT:
   Office furniture and equipment, net of accumulated
     depreciation of $1,002 for April 30
     and $879 for July 31                                           4,981               3,448
   Computer equipment, net of accumulated depreciation
     of $15,642 for April 30 and $9,060 for July 31                 9,420              12,994
   Leasehold improvements                                             589                  --
   Website net of accumulated depreciation of $836 for
     April 30 and $534 for July 31                                  5,469               3,024
                                                           ----------------    ----------------

          Total property and equipment                             20,459              19,466
                                                           ----------------    ----------------

          Total assets                                     $      174,088      $      166,038
                                                           ================    ================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILTIES:
   Loan payable to related party                           $      207,985      $      126,944
   Accounts payable and accrued expenses                           21,923              59,825
   Unearned revenue                                                    --               5,773
                                                           ----------------    ----------------
          Total current liabilities                               229,908             192,542

STOCKHOLDERS' (DEFICIT):
   Common stock; 25,000,000 shares of $.001
     par value authorized; 10,771,600 shares
     issued and outstanding                                        10,772              10,772
   Discount on common stock                                        (9,994)             (9,994)
   Paid-in capital                                                 82,859              79,773
   Accumulated other comprehensive income                          (2,198)              2,362
   Accumulated (deficit)                                         (137,259)           (109,417)
                                                           ----------------    ----------------
                                                                  (55,820)            (26,504)
                                                           ----------------    ----------------

     Total liabilities and shareholders' (deficit)         $      174,088      $      166,038
                                                           ================    ================


              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 2

                           GRAVITY SPIN HOLDINGS, INC.


                      Consolidated Statements of Operations
                                   (Unaudited)
                                   -----------

                                                       Nine                Nine
                                                      Months              Months
                                                      Ending              Ending
                                                    April 30,           April 30,
                                                       2003                2002
                                                 ----------------    ----------------

Sales                                            $      290,604      $      229,373
Cost of sales                                           170,195             139,786
                                                 ----------------    ----------------
         Gross profit                                   120,409              89,587

EXPENSES:
   Legal and professional fees                           32,395              24,157
   Salaries and benefits                                 58,375              58,893
   Depreciation                                           5,752               7,036
   Rent expense                                          15,721                  --
   Other administrative expenses                         26,111              28,789
                                                 ----------------    ----------------
         Total expenses                                 138,354             118,875

Net income (loss) from operations                       (17,945)            (29,288)

OTHER INCOME (EXPENSE):
   Interest income                                          407                  95
   Interest expense                                     (10,303)             (5,137)
                                                 ----------------    ----------------
                                                         (9,896)             (5,042)
                                                 ----------------    ----------------

         Net income (loss)                       $      (27,841)     $      (34,330)
                                                 ================    ================

Net (loss) per common share                                   *                   *
                                                 ================    ================

Weighted average shares outstanding                  10,771,600          10,514,919
                                                 ================    ================

* Less than $.01

OTHER COMPREHENSIVE INCOME:
   Net income (loss)                             $      (27,841)     $      (34,330)
   Foreign currency translation adjustment               (4,560)               (938)
                                                 ----------------    ----------------
     Total other comprehensive income (loss)     $      (30,041)     $      (35,268)
                                                 ================    ================


              The accompanying notes to financial statements are an
                        integral part of this statement.
                                       F-3

--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 3

                           GRAVITY SPIN HOLDINGS, INC.


                      Consolidated Statements of Operations
                                   (Unaudited)
                                   -----------

                                                      Three               Three
                                                      Months              Months
                                                      Ending              Ending
                                                    April 30,           April 30,
                                                       2003                2002
                                                 ----------------    ----------------

Sales                                            $       58,200      $       89,610
Cost of sales                                            29,614              52,242
                                                 ----------------    ----------------
         Gross profit                                    28,586              37,368

EXPENSES:
   Legal and professional fees                            7,903              10,598
   Salaries and benefits                                 18,243              26,917
   Depreciation                                           2,437                 108
   Rent expense                                           5,526                  --
   Other administrative expenses                          3,652                (630)
                                                 ----------------    ----------------
         Total expenses                                  37,761              36,993

Net income (loss) from operations                        (9,175)                375

OTHER INCOME (EXPENSE):
   Interest income                                          390                   3
   Interest expense                                      (3,035)
                                                 ----------------    ----------------
                                                         (2,645)                  3
                                                 ----------------    ----------------

         Net income (loss)                       $      (11,820)     $          378
                                                 ================    ================

Net (loss) per common share                                   *                   *
                                                 ================    ================

Weighted average shares outstanding                  10,771,600          10,771,600
                                                 ================    ================

* Less than $.01

OTHER COMPREHENSIVE INCOME:
   Net income (loss)                             $      (11,820)     $          378
   Foreign currency translation adjustment               (2,934)               (276)
                                                 ----------------    ----------------
     Total other comprehensive income (loss)     $      (14,754)     $          102
                                                 ================    ================




              The accompanying notes to financial statements are an
                        integral part of this statement.
                                       F-4

--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 4

                           GRAVITY SPIN HOLDINGS, INC.


                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   -----------

                                                                 Nine                Nine
                                                                Months              Months
                                                                Ending              Ending
                                                              April 30,           April 30,
                                                                 2003                2002
                                                           ----------------    ----------------

Cash flows from operating activities:
   Net income (loss)                                       $      (26,990)     $      (34,330)
       Interest contributed to capital                              2,773                  --
       Depreciation and amortization                                6,040               7,036
       Shares issued for services                                      --              28,500
       Net change in operating assets and liabilities:
            Accounts receivable                                    55,595              (9,666)
            Prepaid expenses                                        5,220             (21,704)
            Accounts payable and accrued expense                  (42,451)             35,210
            Unearned income                                        (6,632)                 --
                                                           ----------------    ----------------
Net cash (used) by operating activities                            (6,445)              5,046

Cash flows from investing activities:
   Purchase of property and equipment                              (5,237)            (12,498)
                                                           ----------------    ----------------
Net cash (provided) by investing activities                        (5,237)            (12,498)

Cash flows from financing activities:
   Proceeds from issuance of common stock                              --              48,660
   Loan payable to related party                                   69,329                  --
                                                           ----------------    ----------------
Net cash provided by financing activities                          69,329              48,660

Foreign currency translation adjustment                             1,964              (1,522)
                                                           ----------------    ----------------
Net (decrease) increase in cash                                    59,611              39,686

Cash, beginning of period                                          41,297              23,160
                                                           ----------------    ----------------

Cash, end of period                                        $      100,908      $       62,846
                                                           ================    ================

Supplemental disclosure of cash flow information:
   Interest paid                                           $       10,303      $        5,137
   Income taxes paid                                       $           --      $           --





              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 5

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

Note 3 - Related Party Transactions
-----------------------------------

Customers representing corporations owned by shareholders of the Company provided $18,649 (23.65%) and $21,802 (24.33)% of the Company's revenues for the three months ending April 30, 2003 and April 30, 2002, respectively. Accounts receivable from those customers were $14,262 at April 30, 2003.

Note 4 - Change in Related Party Loan Agreement
-----------------------------------------------

Effective December 1, 2002, Gravity Spin Inc., the Company's subsidiary, entered into a new loan agreement with a related party replacing the April 4, 2002 agreement with the same party.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 6

                           GRAVITY SPIN HOLDINGS, INC.


The new agreement extends the prior agreement for a term of five years commencing December 1, 2002 and provides for a new loan amount of $207,985 ($300,000 CAD), at April 30, 2003, with monthly interest of 6% per annum payable commencing January 1, 2003. The agreement may be terminated by either party by giving 30 days written notice. At least 25% of the Gravity Spin Inc. profit before taxes will be used to pay down the loan within 60 days after its year-end.

A provision in the prior agreement that required the related party to secure a line of credit for Gravity Spin Inc., was removed in the new agreement. The loan is secured by assets comprising substantially all of the personal property of Gravity Spin Inc. The assets are specifically registered under the Personal Property Security Act (Ontario).

As indicated in the following note, the subsidiary has been sold and the Company has no liability in connection with the loan.

Note 5 - Subsequent Events
--------------------------

Effective June 2, 2003 the Company sold the outstanding stock of its subsidiary, Gravity Spin, Inc., to a company related to one of its major shareholders and to an individual who is the beneficial owner of one of its major shareholders for a total of $7. The Company is in the process of seeking approval of the sale from the remaining shareholders. Also, effective June 2, 2003, Gravity Spin, Inc. agreed to pay for a prior consulting fee under an agreement of the Company shown as an account payable of $5,000 at April 30, 2003.

On May 26, 2003, the Company formed a subsidiary, Gravity Spin Event Marketing, Inc., an Ontario company. And on May 28, 2003, issued 100 shares of its common shares comprising all of the outstanding stock for $1. As of June 10, 2003, the subsidiary has not commenced operations.

--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 7

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


--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 8

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


--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 9

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

REVENUE
-------
Our third quarter revenue decreased 35.0% from $89,610 for the three-month period ended April 30, 2002 to $58,200 for the three-month period ended April 30, 2003. The sales decrease is primarily due to one revenue category, Database Development which decreased by approximately 88.5%. The Database Development decrease is attributed to a major development contract for BW Pharmacy, which has since expired. Despite this, our revenue increased 26.7% from $229,373 for the period nine-month period ending April 30, 2002 to $290,604 for the nine-month period ending April 30, 2003. The sales increase is primarily due to an increased number of clients, the size and scope of our engagements, and in part to development of deeper multi-service line relationships with our clients.

As discussed in Note 5, on June 2, 2003, the Company sold its sole subsidiary, Gravity Spin Inc. ("GSI") to Doral EZ Investments, and Bruce Turner (EZBT) for $7 in cash and assumed debt of approximately $207,985. As a result of this divestiture, the Company will have no revenue or debt.

Additionally, on May 26, 2003, the Company formed a subsidiary, Gravity Spin Event Marketing, Inc., an Ontario, Canada company to pursue the Corporate Event industry in Canada. On May 28, 2003 issued 100 shares of its common shares comprising all of the outstanding stock for $1. As at June 12, 2003, the subsidiary has not commenced operations.

EXPENSES
--------
Our operating expenses are classified into eight categories:

Cost of sales;
Legal and professional fees;
Salaries and benefits;
Depreciation;


--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 10

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


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

Our cost of sales sold has increased as a percentage of sales from $139, 786 for the nine-month period ended April 30, 2002 to $170,195 (21.8%) for the nine-month period ended April 30, 2003. The increase in our percentage of cost of sales reflects the 26.7%% increase in revenue for the same period.

Legal and professional fees consist primarily of accounting, legal and professional fees incurred by us in establishing our infrastructure, and costs associated with going Public. Our legal fees have increased 34.1% from $24,157 for the nine-month period ended April 30, 2002 compared to $32,395 for the nine-month period ended April 30, 2003 mainly due to an increase in Audit fees, and continued Accounting and Legal fees incurred associated with going public.

Salary consists primarily of wages, benefits and salary paid to our employees. Our Salaries have decreased marginally by 0.9% from $58,893 for the nine-month period ended April 30, 2002, to $58,375 for the nine-month period ended April 30, 2003.

Depreciation consists of depreciation and amortization of our assets. Depreciation has decreased 18.2% from $7,036 for the nine-month period ended April 30, 2002 to $5,752 for the nine-month period ended April 30, 2003. Our depreciation has decreased pro-rata because we wrote off abandoned fixtures due to moving facilities, in the amount of $15,417.

Rent expense increased from $o for the nine-months ended April 30, 2002 to $15,721 for the nine-months ended April 30, 2003. This increase in rent expense is due to the expiration on December 31, 2002 of our rent-free office at the Companies previous address.

Other administrative expenses consist primarily of advertising and promotion, courier, postage, credit card charges, currency exchanges and rounding, insurance, interest and bank charges, office supplies, telephone, travel and entertainment, and parking. Other administrative expenses decreased 9.3% from $28,789 for the nine-months ended April 30, 2002 to $26,111 for the nine-months ended April 30, 2003. Our administrative expenses have decreased due to cost control measures employed by management.

Interest income is comprised of amounts we earn from our bank accounts. These amounts are negligible and not informative to evaluate on a comparative basis.

Interest expense consists of that interest accruing on amounts owed to related parties. Interest expenses increased 100% from $5,137 for the nine-months ended April 30, 2002 to $10,303 for the nine-months ended April 30, 2003. This is due primarily to an increase in loan amounts and an offset only slightly by a decrease in interest rates charged.


--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 11

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


Bad debt expense was $0 for both periods as all accounts were collectible during these time periods and therefore there were no increases in the bad debt reserve.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the company had funded capital expenditures through the use of a shareholder's loan from Doral EZ Investments in the amount of $207,985 and had raised $48,660 from private share sale transactions.

As discussed in Note 5, on June 2, 2003, the Company sold its sole subsidiary, Gravity Spin Inc. ("GSI") to Doral EZ Investments, and Bruce Turner (EZBT) for $7 in cash and assumed debt of approximately $207,985. As a result of this divestiture, the Company has no current cash requirements, or outstanding loans. Future capital resource requirements for the Company will be negotiated as required.

Cash flows used in operating activities were $6,445 during the nine months ended April 30, 2003 compared to cash provided by operating activities of $5,046 for the nine months ended April 30, 2002. Cash flows used in operating activities for the nine months ended April 30, 2003 was primarily a result of decreased accounts payable and increased accounts receivable and inventory, partially offset by net income for the period. Cash provided by operating activities for the nine months ended April 30, 2002 was primarily the result of net income for the period.

Our investing activities have used cash resources of approximately $5,237 for the nine months ended April 30, 2003, compared to cash used for investing activities of $12,498 for the nine months ended April 30, 2002. Our negative investing cash flow represents expenditures for the Company website, computer software, and office furniture, purchasing property and equipment.

Our financing activities for the nine-month period ending April 30, 2003 increased cash resources to $100,908 as we raised $69,329 to finance growth.

Our cash resources have therefore on an overall basis increased by $59,611 for the nine-month period ending April 30, 2003.

Currently the Company has no capital requirements. As discussed in Note 5, on June 2, 2003, the Company sold its sole subsidiary, Gravity Spin Inc. ("GSI") to Doral EZ Investments, and Bruce Turner (EZBT) for $7 in cash and assumed debt of approximately $207,985. As a result of this divestiture, the Company will have no revenue or debt. .


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 12

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


                                           GRAVITY SPIN HOLDINGS, INC.

Dated: June 13, 2003                       By:  /s/ Bruce Turner
                                                -------------------------------
                                           Name:  Bruce Turner
                                           Title: President and Chief Executive
                                                  Officer and Chief Financial
                                                  Officer





























--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 13

                           GRAVITY SPIN HOLDINGS, INC.
--------------------------------------------------------------------------------


EXHIBIT 99.1
------------

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

Date: June 13, 2003

/s/ Bruce Turner
----------------------------
Bruce Turner
President, Chief Executive Officer and
Chief Financial Officer












--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 14

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



/s/ Bruce Turner
--------------------------------------
Bruce Turner
President, Chief Executive Officer and
Chief Financial Officer




























--------------------------------------------------------------------------------
Form 10QSB - Period Ending April 30, 2003                               Page 15