Form 10KSB
period 2003-07-31
GRAVITY SPIN HOLDINGS INC
filed 2003-11-06
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended July 31, 2003 Commission File Number: 333-74992

                           GRAVITY SPIN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

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

                        60 Bristol Road East, Suite 442,
                         Mississauga, ON Canada L4Z 3K8
                     Tel: (905) 795 2521 Fax: (905) 795 0655
                               (operating office)

                                  With copy to:

                                 Stepp Law Group
                          32 Executive Park, Suite 105
                            Irvine, California 92614
                     Tel: (949) 660-9700 Fax: (949) 660-9010
                               (Agent for Service)

Securities Registered under Section 12(b) of the Exchange Act:

Common Stock - .001 Par Value                         NASD OTC: BB
(Title of Class)                         (Name of exchange on which registered)

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

Yes [X]    No [ ]

The issuer's revenues for its most recent fiscal year were $0

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as at October 20, 2003 was $1,543,200

As at October 30, 2003 the registrant had 10,771,600 shares of common stock, $.001 par value, issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]    No [X]

                              GRAVITY SPIN HOLDINGS
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------



PART 1.......................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
   OVERVIEW..................................................................1
   HISTORY...................................................................1
   PRODUCTS AND SERVICES.....................................................1
   REGULATORY ISSUES.........................................................1
   SUBSIDIARIES..............................................................1
   RESEARCH AND DEVELOPMENT..................................................1
   FORWARD LOOKING STATEMENTS................................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................2
   ITEM 3.  LEGAL PROCEEDINGS................................................2
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............2

PART II......................................................................2

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS..............................................2
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION...............................3
   OVERVIEW..................................................................3
   REVENUE...................................................................3
   EXPENSES..................................................................3
   DISCONTINUED OPERATIONS...................................................3
   NET LOSS..................................................................3
   LIQUIDITY AND CAPITAL RESOURCES...........................................3
   CORPORATE DEVELOPMENTS DURING THE YEAR....................................3
   RISK FACTORS..............................................................4
   ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................5
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING CONTROL AND FINANCIAL DISCLOSURE.....................18
   ITEM 8A. CONTROLS AND PROCEDURES.........................................18

PART III....................................................................19

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT......19
   ITEM 10. EXECUTIVE COMPENSATION..........................................19
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................20
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................20
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................21
      Audit Fees............................................................21
      Audit - Related Fees..................................................21
      Tax Fees..............................................................21
      All Other Fees........................................................21
   SIGNATURES...............................................................21

CERTIFICATIONS*.............................................................22

EXHIBIT.....................................................................23









--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page i

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------


PART 1
------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW
--------

Gravity Spin Holdings, Inc. ("GSH" or the "Company") is a Publicly traded Nevada corporation formed on April 4, 2001 to act as a communication-marketing company in the USA. During the past fiscal year, the Company sold its Canadian operating subsidiary Gravity Spin Inc., and incorporated Gravity Spin Event Marketing Inc. an Ontario, Canada Corporation, to pursue the Corporate Event Industry in Canada. As at July 31, 2003 the Company is still in the Research and Development stage, and has not yet commenced operations.

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

On May 26, 2003, the Company formed a subsidiary, Gravity Spin Event Marketing, Inc., an Ontario company. And on May 28, 2003, and issued 100 shares of its common shares comprising all of the outstanding stock for $1. As at July 31, 2003 the subsidiary has not commenced operations.

Effective June 2, 2003, through an Extraordinary Shareholders Resolution dated May 28, 2003, the Company sold the outstanding stock of its subsidiary, Gravity Spin Inc., to Doral EZ Investments, a company related to one of its major shareholders and to Mr. Bruce Turner, an individual who is the beneficial owner of one of its major shareholders. The total proceeds of the sale was approximately $7 and assumed debt of approximately $207,985.. Also, effective June 2, 2003, Gravity Spin Inc. agreed to pay for a prior consulting fee under an agreement of the Company shown as an account payable of $5,000 at April 30, 2003.

PRODUCTS AND SERVICES
---------------------

The Company sold its operating subsidiary Gravity Spin Inc., and is currently developing products and services for the Event Marketing industry, for its new subsidiary Gravity Spin Event Marketing Inc.

REGULATORY ISSUES
-----------------

There are currently no regulatory matters which impact the Company.

SUBSIDIARIES
------------

The Company owns 100% of the issued and outstanding voting common shares of Gravity Spin Event Marketing, Inc. an Ontario Corporation.

RESEARCH AND DEVELOPMENT
------------------------

During fiscal 2003 the Company invested approximately $0 in research and development related to new products and services.

FORWARD LOOKING STATEMENTS
--------------------------

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the wireless Internet and mobile commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 1

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------


guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors" and elsewhere in this report. The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

INTELLECTUAL PROPERTY
The Company does not currently have any intellectual property.

LEASEHOLD
The Company's corporate office is maintained on a monthly rental basis. The Company is not presently involved in any leasehold agreements.

EQUIPMENT
The Company does not presently have any material investment in equipment.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not aware of any material legal proceedings against us. We may be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the fourth quarter of 2003, an Extraordinary Shareholders Resolution was signed by all Shareholders authorizing the sale of Gravity Spin Inc.


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

Gravity Spin Holdings, Inc. common stock has been quoted for trading on the OTC BB since March 25, 2003 Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last seven months. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

OTC Bulletin Board (R)                   Monthly Trade and Quote Summary Report
GRVS - GRAVITY SPIN HLDGS                  Report Ending September 30, 2003

                BID                  ASK                 PRICE
END DATE    HIGH   LOW   CLOSE   HIGH   LOW   CLOSE   HIGH   LOW   CLOSE  VOLUME
09/30/2003   0      0      0      0      0      0      0      0      0       0
09/29/2003   2      2      2      5     4.5    4.5     -      -      -       0
08/29/2003  2.5    1.5     2      5      4      5     4.5    1.75    3    10,500
07/31/2003   0      0      0      0      0      0      0      0      0       0
06/30/2003   0      0      0      0      0      0      0      0      0       0
05/30/2003   0      0      0      0      0      0      0      0      0       0
04/30/2003   0      0      0      0      0      0      0      0      0       0
03/31/2003   0      0      0      0      0      0      0      0      0       0
02/28/2003   0      0      0      0      0      0      0      0      0       0
01/31/2003   0      0      0      0      0      0      0      0      0       0
12/31/2002   0      0      0      0      0      0      0      0      0       0
11/29/2002   0      0      0      0      0      0      0      0      0       0
10/31/2002   0      0      0      0      0      0      0      0      0       0

Disclaimer
ALL INFORMATION IS PROVIDED "AS IS" WITHOUT WARRANTY OF ANY KIND. BECAUSE OF THE POSSIBILITY OF HUMAN AND MECHANICAL ERRORS AS WELL AS OTHER FACTORS, NASDAQ IS NOT RESPONSIBLE FOR ANY ERRORS OR OMISSIONS IN THE INFORMATION. NASDAQ MAKES NO REPRESENTATIONS AND DISCLAIMS ALL EXPRESS, IMPLIED AND STATUTORY WARRANTIES OF ANY KIND TO THE USERS AND /OR ANY THIRD PARTY, INCLUDING ANY WARRANTIES OF ACCURACY, TIMELINESS, COMPLETENESS, MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. IN ADDITION, NASDAQ IN PROVIDING THE INFORMATION MAKES NO ENDORSEMENT OF ANY PARTICULAR SECURITY OR MARKET PARTICIPANT.


--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 2

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------


UNLESS DUE TO WILLFUL TORTIOUS MISCONDUCT OR GROSS NEGLIGENCE, NASDAQ (AND AFFILIATES) SHALL HAVE NO LIABILITY IN TORT, CONTRACT, OR OTHERWISE (AND AS PERMITTED BY LAW, PRODUCT LIABILITY) TO USER AND/OR ANY THIRD PARTY. NASDAQ(AND AFFILIATES) SHALL UNDER NO CIRCUMSTANCES BE LIABLE TO USER, AND/OR ANY THIRD PARTY FOR ANY LOST PROFITS OR LOST OPPORTUNITY, INDIRECT, SPECIAL, CONSEQUENTIAL, INCIDENTAL, OR PUNITIVE DAMAGES WHATSOEVER, EVEN IF NASDAQ HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

As at July 31, 2003, the Company had approximately 40 registered shareholders owning 10,771,600 shares.

Gravity Spin Holdings Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

RESULTS OF OPERATIONS - FOR THE YEARS ENDED JULY 31, 2003 AND JULY 31, 2002

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing at Schedule "A" in this prospectus.

OVERVIEW
--------

REVENUE
-------

The Company did not have any revenues during the fiscal years ending July 31, 2003 and July 31, 2002 except for revenues of its subsidiary that was sold and included in the Consolidated Statement of Operations as Gain (loss) from discontinued operations.

EXPENSES
--------

Operating expenses were $(35,282) for fiscal 2003 compared with $(49,409) for the comparative period ending July 31, 2002. In fiscal 2003, the Company's primary operational expenses were $33,528 for Legal and Professional Fees incurred by the company for regulatory purposes relating to SEC filings.

DISCONTINUED OPERATIONS
-----------------------

The net gain from discontinued operations of $67,556 for fiscal year end 2003 is a result of the disposition of Gravity Spin Inc. Previous accumulated losses, plus assumption of certain expenses, were reversed when Gravity Spin Inc. was disposed of, therefore a credit balance appears for recovery of losses.

NET LOSS
--------

The Company did not earn revenues in fiscal 2003 or 2002 and incurred a net loss in fiscal 2003 of $(35,282) compared with $(49,409) for the comparative period to July 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 2003, the Company had a cash balance of $23 compared to a cash balance of $41,297 at July 31, 2002 as a result of continued expenditures incurred by the company for regulatory purposes relating to SEC filings.

CORPORATE DEVELOPMENTS DURING THE YEAR
--------------------------------------

On May 26, 2003, the Company formed a subsidiary, Gravity Spin Event Marketing, Inc., an Ontario company to pursue the Corporate Event Industry in Canada. And on May 28, 2003, issued 100 shares of its common shares comprising all of the outstanding stock for $1. As at July 31, 2003, the subsidiary has not commenced operations.

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 3

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------


Effective June 2, 2003 the Company sold the outstanding stock of its subsidiary, Gravity Spin Inc., to a company related to one of its major shareholders and to an individual who is the beneficial owner of one of its major shareholders for a total of approximately $7.00 and assumed debt of approximately $207,985.. Also, effective June 2, 2003, Gravity Spin Inc. agreed to pay for a prior consulting fee under an agreement of the Company shown as an account payable of $5,000 at April 30, 2003. At this time, Directors, management, and shareholders conducted a review of the Company's strategic outlook and concluded it would be advantageous to sell the operating subsidiary, and therefore relieve the liability of debt from the Company.

RISK FACTORS
------------

The following factors should be considered carefully in evaluating the Company and its business.

Gravity Spin Holdings limited operating history makes it difficult for you to judge its prospects.

Gravity Spin Holdings has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

Liquidity and capital resources are uncertain.

For the year ended July 31, 2003 the Company had an operating loss of $(35,282). At July 31, 2003, the Company had working capital of $23 There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

The value and transferability of Gravity Spin Holdings' shares may be adversely impacted by the limited trading market for its shares and the penny stock rules.

There is only a limited trading market for Gravity Spin Holdings' shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "GRVS". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of Gravity Spin Holdings' common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

Future sales of shares may adversely impact the value of Gravity Spin Holdings' stock.

If required, Gravity Spin Holdings may seek to raise additional capital through the sale of common stock. Future sales of shares by Gravity Spin Holdings or its stockholders could cause the market price of its common stock to decline.


















--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 4

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                           GRAVITY SPIN HOLDINGS, INC.
                           ---------------------------
                          (a Development Stage Company)






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

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

     Statements of Operations                                            F-4

     Statement of Shareholders' Equity                                   F-5

     Statements of Cash Flow                                             F-6

     Notes to Financial Statements                                   F-7 to F-13

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 5

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------




               Report of Independent Certified Public Accountants
               --------------------------------------------------




Board of Directors
Gravity Spin Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Gravity Spin Holdings, Inc. (a Development Stage Company) as of July 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gravity Spin Holdings, Inc. (a Development Stage Company) as of July 31, 2003 and 2002 and the results of its operations, its stockholders' equity, and its cash flows for the years ended July 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has insufficient working capital, has sustained operating losses, and has insufficient capital to continue these sustained losses, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 21, 2003

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 6

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company)
                           Consolidated Balance Sheets
                           ---------------------------

                                                                            July 31,
                                                              ------------------------------------
                                                                    2003                2002
                                                              ----------------    ----------------

                                     ASSETS

CURRENT ASSETS:
   Cash                                                       $           23      $       41,297
   Accounts receivable net of allowance for doubtful
     accounts of $6,259 for 2002                                          --              92,028
   Prepaid expenses                                                       --              13,247
                                                              ----------------    ----------------
          Total current assets                                            23             146,572

PROPERTY AND EQUIPMENT:
   Office furniture and equipment, net of accumulated
     depreciation of $879 for 2002                                        --               3,448
   Computer equipment, net of accumulated depreciation
     of $9,060 for 2002                                                   --              12,994
   Website net of accumulated depreciation of $534 for
     2002                                                                 --               3,024
                                                              ----------------    ----------------
          Total property and equipment                                    --              19,466
                                                              ----------------    ----------------

          Total assets                                        $           23      $      166,038
                                                              ================    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILTIES:
   Loans payable to related parties                           $           --      $      126,944
   Accounts payable and accrued expenses                                  --              59,825
   Unearned revenue                                                       --               5,773
                                                              ----------------    ----------------
          Total current liabilities                                       --             192,542

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 25,000,000 shares of $.001
     par value authorized; 10,771,600 shares issued and
     outstanding December 31, 2003 and 2002 respectively              10,772              10,772
   Discount on common stock                                           (9,994)             (9,994)
   Paid-in capital                                                    76,388              79,773
   Other comprehensive income                                             --               2,362
   Accumulated (deficit)                                             (77,143)           (109,417)
                                                              ----------------    ----------------
                                                                          23             (26,504)
                                                              ----------------    ----------------

     Total liabilities and shareholders' equity (deficit)     $           23      $      166,038
                                                              ================    ================





               The accompanying notes to financial statements are
                       an integral part of this statement

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 7

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company)
                      Consolidated Statements of Operations
                      -------------------------------------


                                                        Year Ended July 31,
                                                        -------------------
                                                      2003                2002
                                                ----------------    ----------------

REVENUES                                        $           --      $           --

EXPENSES:
   Legal and professional fees                          33,528              34,656
   Salaries and benefits                                    --               2,000
   Other administrative expenses                         1,754              12,753
                                                ----------------    ----------------
         Total expenses                                 35,282              49,409

Loss from continuing operations                        (35,282)            (49,409)


DISCONTINUED OPERATIONS
   Gain (loss) from discontinued operations              7,491              (4,545)
   Gain on disposal of discontinued
     operations
                                                        60,065                  --
                                                ----------------    ----------------
                                                        67,556              (4,545)

                  Net income (loss)                     32,274      $      (53,954)
                                                ================    ================

Net (loss) per common share                                  *                   *
                                                ================    ================

Weighted average shares outstanding                 10,771,600          10,385,600
                                                ================    ================

* Less than $.01















               The accompanying notes to financial statements are
                       an integral part of this statement.

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 8

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------

                                                            Discount
                                                               On          Cumulative
                               Common         Common         Common      Comprehensive     Paid-in                     Stockholders'
                               Shares         Stock          Stock           Income        Capital        Deficit         Equity
                            ------------   ------------   ------------   -------------   ------------   ------------   -------------

Balance July 31, 2001        10,000,000    $    10,000    $    (9,994)   $      1,980    $        --    $   (55,463)   $    (53,477)

Shares sold by private
placement                       486,600            487             --              --         48,173             --          48,660

Shares issued to employees
                                 35,000             35             --              --          3,465             --           3,500

Shares issued for consulting
services                        250,000            250             --              --         24,750             --          25,000

Capital contributed by
shareholder                          --             --             --              --          3,385             --           3,385

Net (loss) for the year
ended July 31, 2002                  --             --             --             382             --        (53,954)        (53,572)
                            ------------   ------------   ------------   -------------   ------------   ------------   -------------

Balance July 31, 2002        10,771,600         10,772         (9,994)          2,362         79,773       (109,417)        (26,504)

Capital contributed by
shareholder
                                     --             --             --              --          3,086             --           3,086

Disposition of paid in
capital for subsidiary sold
                                     --             --             --              --         (6,471)            --          (6,471)

Net income for the year
ended July 31, 2003
                                     --             --             --          (2,362)            --         32,274          29,912
                            ------------   ------------   ------------   -------------   ------------   ------------   -------------

Balance July 31, 2003        10,771,600    $    10,772    $    (9,994)   $         --    $    76,388    $   (77,143)   $         23
                            ============   ============   ============   =============   ============   ============   =============





                 The apanying notes to financial statements are
                       an integral part of this statement

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 9

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                                  Year Ended          Year Ended
                                                                   July 31,            July 31,
                                                                     2003                2002
                                                               ----------------    ----------------

Cash flows from operating activities:
   Net (loss)                                                  $       32,274      $      (53,954)
   Adjustments to reconcile net (loss) to net cash used in
    operating activities:
       Bad debt expense                                                    --               6,445
       Depreciation and amortization                                   16,493              18,763
       Shares issued for services                                          --              28,500
       Imputed interest                                                 2,625                  --
       Gain from sale of subsidiary                                   (60,065)                 --
       Net change in operating assets and liabilities:
            Accounts receivable                                        42,398             (52,126)
            Prepaid expenses                                           (3,709)            (13,344)
            Accounts payable and accrued expense                      (31,603)             44,891
            Unearned income                                            (6,276)              5,944
                                                               ----------------    ----------------
Net cash (used) by operating activities                                (7,863)            (14,881)

Cash flows from investing activities:
   Distribution of cash in subsidiary sold                            (91,715)                 --
   Purchase of property and equipment                                  (7,288)            (16,542)
                                                               ----------------    ----------------
Net cash (used) by investing activities                               (99,003)            (16,542)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                  --              48,660
   Loan payable to related party                                       60,940                  --
                                                               ----------------    ----------------
Net cash provided by financing activities                              60,940              48,660

Effect of exchange rate changes on cash                                 4,652                 900
                                                               ----------------    ----------------
Net (decrease) increase in cash                                       (41,274)             18,137

Cash, beginning of period                                              41,297              23,160
                                                               ----------------    ----------------

Cash, end of period                                            $           23      $       41,297
                                                               ================    ================

Supplemental disclosure of cash flow information:
   Interest paid                                               $           --      $        6,080
   Income taxes paid                                           $           --      $           --



               The accompanying notes to financial statements are
                       an integral part of this statement

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 10

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


1.   Summary of Significant Accounting Policies
-----------------------------------------------
This summary of significant accounting policies of Gravity Spin Holdings, Inc. (a Development Stage Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business
----------------------------------------
Gravity Spin Holdings, Inc. (a Development Stage Company) was incorporated in the State of Nevada, April 4, 2001. On June 30, 2001, the Company acquired the outstanding stock of Gravity Spin, Inc. (formerly E-Fusion ATP Inc.), a Canadian corporation, that had been incorporated on March 3, 2000. The Company issued 10,000,000 shares of its common stock for the acquisition of Gravity Spin, Inc. The two companies were under identical shareholder control. Prior to the acquisition, the Company had only nominal assets and liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The financial statements of the acquired subsidiary were presented for periods prior to the acquisition.

The Company sold its subsidiary, Gravity Spin, Inc., on June 2, 2003 as more fully described in Note 3. The Company has had no transactions subsequent to the sale of its subsidiary.

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company has entered a development stage in pursuit of new business opportunities. As a development stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from the inception of the development stage through July 31, 2003. Because the Company had no transactions subsequent to the sale of its subsidiary, the audited financial statements at July 31, 2003 and 2002 do not reflect development stage activities.

During May, 2003, the Company formed a new subsidiary, Gravity Spin Event Marketing, Inc. The subsidiary had no transactions as of July 31, 2003.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the Company and its' wholly owned subsidiaries. Gravity Spin, Inc. activities are shown as discontinued operation. All inter-company accounts have been eliminated in the consolidation.

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 11

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


Revenue Recognition
-------------------
Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company currently has no continuing revenues.

Accounts Receivable
-------------------
Accounts receivable are recorded at the time that revenue is recognized. An allowance for doubtful accounts is provided when the collection of the account may be in doubt and subsequently written off when collection procedures are exhausted.

Property and Equipment
----------------------
Property and equipment were composed of office furniture and equipment, a website and computer equipment, owned by the subsidiary and were being depreciated over five, three and three years respectively. The company currently owns no property and equipment.

Depreciation was provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

Foreign Currency
----------------
The functional currency of the Company's operating subsidiary was the Canadian Dollar. The Company translates amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity accounts are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

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

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 12

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.

Estimated Fair Value of Financial Instruments
---------------------------------------------
The carrying value of accounts receivable, accounts payable, prepaid expenses and accrued liabilities at July 31, 2002, reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. The carrying value of loans payable approximates fair value based on current rates at which the Company could borrow funds with similar terms.

Comprehensive Income
--------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's other comprehensive income included in the balance sheet at July 31, 2002 consists of foreign currency translation adjustments. Comprehensive income for the years ending July 31,2003 and July 31, 2002 is included in the gain (loss) from discontinued operations. Upon the sale of the subsidiary, the Company has no comprehensive income other than net income
(loss).

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

Other
-----
The Company's fiscal year end is July 31.

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 13

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

The Company consists of one reportable business segment.

2.   Basis of Presentation - Going Concern
------------------------------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital, has sustained operating losses and has insufficient capital to continue these sustained losses. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain either new capital to develop a new business or seek a business combination. Management believes these plans may provide the opportunity for the Company to continue as a going concern.

3.   Sale of Subsidiary
-----------------------
On June 2, 2003, the Company sold its subsidiary, Gravity Spin Inc., to two of its officers and shareholders. The sales price was $7 plus the assumtiopn of certain of the Company's liabiblites by the subsidiary, Gravity Spin, Inc. in the amount of $7,547 for a total of $7,554. Included in the liabilities assumed by Gravity Spin, Inc. was a consulting obligation of the Company that was originally an obligation for the issuance of stock valued at $5,000. The obligation was settled and paid by Gravity Spin, Inc. for $2,743.

Management believes the Company has no continuing liability as the result of the sale of the subsidiary, however, since the officers and directors were the same for both companies, the Company may be contingently subject to claim to any creditors not paid.

4.   Loans Payable to Related Parties
-------------------------------------
As of July 31, 2002 the Company's subsidiary, Gravity Spin, Inc., was indebted to one of the Company's shareholders for $126,994. The loan was re-written in December 1, 2002 with a maturity date of December 1, 2006, and with interest at 6% per annum The Company had no liability following the sale of the subsidiary.

5.   Stockholders' Equity
-------------------------
The company has one class of common stock.

Under accounting principles generally accepted in the United States of America, the acquisition of Gravity Spin Inc. as described in Note 1, is considered to be a capital transaction in substance, rather than a business combination, accompanied by a re-capitalization and is accounted for as a change in capital structure. Accordingly accounting for the acquisition is identical to that

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 14

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


resulting from a reverse acquisition, except that no goodwill is recorded. A total of 10,000,000 shares of the Company's $0.001 par value, common stock were issued to the holders of Gravity Spin Inc., which became a wholly owned subsidiary. Since the Company had only nominal assets or liabilities, the Company accounted for the issuance of stock at par value and recorded a discount on the issuance of common stock of $9,994.

The Company sold a total of 486,600 shares of its common stock at $0.10 per share during September and October 2001 and January 2002.

The Company issued 35,000 shares of stock for services to employees and directors of the Company and 250,000 shares to a consultant during the year ended July 31, 2002. The shares were recorded at the same price that the Company had sold stock during the same period. The weighted average fair value of the stock issued to the employees and Directors of the Company and consultant was $0.10 per share.

The Company agreed to issue 50,000 shares of common stock to a consultant for past service at a stated value of $5,000 to be issued when the Company stock is traded on the Ontario Stock Exchange. The obligation was settled by payment of Gravity Spin, Inc., as stated above.

6.   Discontinued Operations
----------------------------
Effective June 2, 2003, the Company discontinued the operations of its web page development and communication marketing methodology business as a result of the sale of its subsidiary. Included in the accompanying Statements of Operations is the gain (loss) resulting from the discontinued operations. Management anticipates that no future transactions or costs relating to the discontinuance is expected.

The total assets and liabilities at July 31, 2002 in the discontinued operations are $135,403 and $144,217, respectively.

7.   Income Taxes
-----------------
The Company is subject to United States income taxes and its operating subsidiary is subject to Canadian income taxes. The company had no income tax expense during the reported periods due to net operating losses.

Deferred tax assets at year-end consisted solely of the estimated benefit of net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets. The valuation allowance was adjusted for the years by an amount equal to the change in the deferred tax asset to result in a net deferred tax asset of zero.

At July 31, 2002, the Company had estimated net operating loss carryforwards of $43,200 in Canada and $44,300 in the United States. The Canadian non-capital loss carryforwards expire in 2007 and 2008. At July 31, 2003, the Company has

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 15

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


approximately $69,600 in net operating loss carryforwards. The United States carryforwards will expire in 2021 through 2023. The carryforwards may be further limited by a change in company ownership and other conditions.

Income taxes at the estimated statutory rate are reconciled to the Company's actual income taxes as follows:

                                                                   July 31,
                                                                   --------
                                                             2003              2002
                                                       --------------    --------------
Income Tax benefit at statutory rates (including
Canadian taxes, of 38.6% in 2001) resulting from
net operating loss carryforwards                            15.0               38.6

Deferred income tax valuation allowance                    (15.0)             (38.6)
                                                       --------------    --------------
                                                             --                  --
                                                       ==============    ==============

7.   Recent Accounting Pronouncements
-------------------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets." In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 16

                           GRAVITY SPIN HOLDINGS INC.
--------------------------------------------------------------------------------
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the valuation of assets and revenue recognition. Actual results could differ from those estimates.

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

     o Long-lived assets are amortized over their estimated useful lives. The carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.
     o Revenue is recognized after the service has been performed and no further performance obligations exist.

Recent Accounting Pronouncements
--------------------------------

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company's financial statements.


December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. There is no effect, with the adoption of this standard, on the Company's results of operations and financial position.


--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 18

FASB has also issued SFAS No. 145, 147, 149 and 150 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

The following table sets forth certain information regarding the executive officers, directors and principal shareholders of Gravity Spin Holdings, Inc. as at July 31, 2003.

Name                      Age    Position                     Elected        Term
----------------------  -------  ---------------------------  -------------  -----------------
Bruce Turner*             34     Director and Principal       04/04/01       Until removed
                                 Shareholder                                 or resignation
Raymond Turner*           40     Director                     12/03/01       Until removed
                                                                             or resignation
Mark Demmons              41     Director                     12/03/01       Until removed
                                                                             or resignation

*   Mr. Bruce Turner and Mr. Raymond Turner are brothers.

All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

The Company has no stock option plan and no shares were issued to the directors and officers in addition to what was registered on the Company's initial SB-2 registration statement.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the President & Chief Executive Officer for all services rendered to the Company in all capacities during the year ended July 31, 2003. None of the other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table
--------------------------
                                  Securities          All Other
Name and Principal Position     Year      Salary      Underlying   Compensation
                                             $        Options (#)       $
--------------------------------------------------------------------------------
Bruce Turner
President & CEO, CFO,
Chairman and Director           2003       nil            nil         nil
--------------------------------------------------------------------------------

No Option Grants were awarded to named executive officer in fiscal 2003 or before.

No Bonuses were paid to named executive officer in fiscal 2003 or before. No Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs), or restricted stock grants were awarded to named executive officer in fiscal 2003 or before.

Directors' Compensation
-----------------------

During fiscal 2003, positions on the Company's board of directors were filled by the Chief Executive Officer of the Company, Raymond Turner, and Mark Demmons, and no compensation accrued to these positions.

--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 19

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth, as at October 22, 2003, certain information as to shares of the common stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and (iii) all executive officers and directors as a group:

                                         AMOUNT AND NATURE             PERCENT OF
NAME AND ADDRESS*                    OF BENEFICIAL SHARES OWNED   OUTSTANDING OWNERSHIP

S.S. Holdings Inc.(1)                 3,333,334 Common Shares            30.9%
(beneficial owner, Bruce Turner)
White Sands Holding Inc.(2)           3,333,333 Common Shares            30.9%
(beneficial owner, Erwin Zecha)
Oakridge Holdings Inc.(3)             3,333,333 Common Shares            30.9%
(beneficial owner, Oakridge Trust)
Raymond Turner*                          10,000 Common Shares            ***
Mark Demmons                             10,000 Common Shares            ***

*Unless otherwise referenced, the address for each of the above mentioned parties is c/o Gravity Spin Holdings, Inc. 60 Bristol Road East, Suite 442, Mississauga, ON Canada L4Z 3K8.

** Raymond Turner, and Bruce Turner are brothers.

*** Less than 1%

(1) S.S Holdings Inc., registered office located at Suite 4, Temple Bldg, Main and Prince William Sts., Charlestown, Nevis, is beneficially owned by Bruce Turner, Director, CEO, CFO, COO, and President of the company.

(2) White Sands Holdings Inc., registered office located at Suite 4, Temple Bldg., Main and Prince William Sts., Charlestown, Nevis is beneficially owned by Erwin Zecha.

(3) Oakridge Holdings Inc., registered office located at Suite 4, Temple Bldg., Main and Prince William Sts., Charlestown, Nevis is owned by Oakridge Trust and is beneficially owned by Bruce Turner, Director, CEO, CFO, COO, and President of the company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Effective June 2, 2003 the Company sold the outstanding stock of its subsidiary, Gravity Spin Inc., for a total of $7 plus assumed debt. Also, effective June 2, 2003, Gravity Spin Inc. agreed to pay for a prior consulting fee under an agreement of the Company shown as an account payable of $5,000 at April 30, 2003. The company acknowledges and discloses that the sale of Gravity Spin Inc. to Bruce Turner, and Doral EZ Investments was a related party transaction. Doral EZ Investments, and White Sands Holdings, Inc., a major shareholder of Gravity Spin Holdings, Inc. are beneficially owned by Mr. Erwin Zecha. Bruce Turner President, and CEO, is the beneficial owner of SS Holdings, Inc. also a major shareholder of Gravity Spin Holdings, Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibit 99.1                     Certification of Chief Executive and Chief
                                 Financial Officer
Reports filed on Form 8-K:       None
Reports required to be filed
  by Regulation S-X:             None



--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 20

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees
----------

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for the audit of Gravity Spin Holdings, Inc. annual financial statements and review of financial statements included in GSH's form 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was $22,370.00.

Audit - Related Fees
--------------------

None

Tax Fees
--------

None

All Other Fees
--------------

None

SIGNATURES
----------

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Gravity Spin Holdings, Inc.

Date    October 29, 2003            By/s/ Bruce Turner
                                    ------------------
Date    October 29, 2003            By/s/ Mark Demmons
                                    ------------------
Date    October 29, 2003            By/s/ Raymond Turner
                                    --------------------























--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 21

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

Date: October 29, 2003

/s/ Bruce Turner
----------------
Bruce Turner, Chief Executive Officer, Chief Financial Officer, President & Director

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.



--------------------------------------------------------------------------------
10KSB - Annual Report 2003                                             Page 22