Form 10QSB
period 2003-10-31
GRAVITY SPIN HOLDINGS INC
filed 2003-12-18
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2003              Commission File Number 333-74992

                           GRAVITY SPIN HOLDINGS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                      98-0351859
                 ------                                      ----------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

       Suite 2206 - 950 Cambie St.
       Vancouver, British Columbia                                V6B 5X6
       ---------------------------                                -------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (604) 603-5552
                                 --------------
                           (Issuer's telephone number)

     60 Bristol Road East, Suite 442, Mississauga, Ontario, Canada, L4Z 3K8
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                  -----    -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes       No
                                  -----    -----

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,771,600 shares as of December 1, 2003.

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                  -----    -----

                                Table of Contents
                                -----------------


PART I   FINANCIAL INFORMATION
------------------------------

Item 1      Financial Statements..............................................3

Item 2.     Management's Discussion and Analysis or Plan of Operation.........8

Item 3.     Controls and Procedures..........................................11

Part II   OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings................................................11

Item 2.     Changes in Securities and Use of Proceeds........................12

Item 3.     Defaults Upon Senior Securities..................................12

Item 4.     Submission of Matters to a Vote of Securities Holders............12

Item 5.     Other Matters....................................................12

Item 6.     Exhibits and Reports on Form 8-K.................................12

            Signatures.......................................................13

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------





                           GRAVITY SPIN HOLDINGS, INC.
                           ---------------------------

           Financial Statements for the Period ended October 31, 2003



                          INDEX TO FINANCIAL STATEMENTS





Financial Statements:

     Balance Sheets                                                         4

     Statements of Operations                                               5

     Statements of Cash Flow                                                6

     Notes to Financial Statements                                          7

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                        October 31,         July 31,
                                                            2003              2003
                                                        (Unaudited)       (See Note 1)
                                                       --------------    --------------
                                     ASSETS

CURRENT ASSETS:                                                   --
   Cash                                                $          --     $          23
                                                       --------------    --------------
     Total current assets                                         --                23
                                                       --------------    --------------

     Total assets                                      $          --     $          23
                                                       ==============    ==============



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses               $       8,976     $          --
                                                       --------------    --------------
          Total current liabilities                            8,976                --

STOCKHOLDERS' (DEFICIT):
   Common stock; 25,000,000 shares of $.001
     par value authorized; 10,771,600 shares
      issued and outstanding                                  10,772            10,772
   Discount on common stock                                   (9,994)           (9,994)
   Paid-in capital                                            76,388            76,388
   Accumulated (deficit)                                     (86,142)          (77,143)
                                                       --------------    --------------
                                                              (8,976)               23
                                                       --------------    --------------

     Total liabilities and shareholders' (deficit)     $          --     $          23
                                                       ==============    ==============





















               The accompanying notes to financial statements are
                       an integral part of this statement.

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development State Company)
                            Statements of Operations
                                   (Unaudited)


                                               Three               Three          From the Period
                                               Months              Months          June 3, 2003
                                               Ending              Ending             Through
                                            October 31,         October 31,         October 31,
                                                2003                2002                2003
                                          ----------------    ----------------    ----------------

REVENUES                                  $           --      $           --      $           --

EXPENSES:
   Legal and professional fees                     8,975               8,960               8,975
   Salaries and benefits                              --                  --                  --
   Depreciation                                       --                  --                  --
   Rent expense                                       --                  --                  --
   Bad debt expense                                   --                  --                  --
   Other administrative expenses                      24               1,179                  24
                                          ----------------    ----------------    ----------------
         Total expenses                            8,999              10,139               8,999

Net loss from continuing operations               (8,999)            (10,139)             (8,999)

DISCONTINUED OPERATIONS
   Gain (loss) from discontinued
   operations                                         --              17,922                  --
                                          ----------------    ----------------    ----------------
                                                      --              17,922                  --
                                          ----------------    ----------------    ----------------

         Net income (loss)                $       (8,999)     $        7,783              (8,999)
                                          ================    ================    ================

Net (loss) per common share                            *                   *                   *
                                          ================    ================    ================

Weighted average shares outstanding           10,771,600          10,257,200          10,771,600
                                          ================    ================    ================

* Less than $.01

OTHER COMPREHENSIVE INCOME:

   Net income (loss)                      $       (8,999)     $        7,783              (8,999)
                                          ----------------    ----------------    ----------------
     Total other comprehensive income
     (loss)                               $       (8,999)     $        7,783              (8,999)
                                          ================    ================    ================
















               The accompanying notes to financial statements are
                       an integral part of this statement.

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                  Three             Three        From the Period
                                                  Months            Months         June 3, 2003
                                                  Ending            Ending           Through
                                               October 31,       October 31,       October 31,
                                                   2003              2002              2003
                                              --------------    --------------    --------------

Cash flows from operating activities:
   Net income (loss)                          $      (8,999)    $       7,783     $      (8,999)
   Adjustments to reconcile net (loss) to
   net cash used in operating activities:
       Interest contributed to capital                   --             2,541                --
       Depreciation and amortization                     --             2,504                --
       Net change in operating assets and
       liabilities:
         Accounts receivable                             --           (66,457)               --
         Prepaid expenses                                --             4,110                --
         Accounts payable and accrued
         expense                                      8,975            56,691             8,975
         Unearned income                                 --            (5,778)               --
                                              --------------    --------------    --------------
Net cash (used) by operating activities                 (24)            1,394               (24)

Cash flows from investing activities:
   Purchase of property and equipment                    --            (2,694)               --
                                              --------------    --------------    --------------
Net cash (provided) by investing                         --            (2,694)               --
     activities


Effect of exchange rate changes on cash                  --               125                --
                                              --------------    --------------    --------------
Net (decrease) increase in cash                         (24)           (1,175)              (24)

Cash, beginning of period                                24            41,297                24
                                              --------------    --------------    --------------

Cash, end of period                           $          --     $      40,122     $          --
                                              ==============    ==============    ==============

Supplemental disclosure of cash flow
information:
   Interest paid                              $          --     $          --     $          --
   Income taxes paid                          $          --     $          --     $          --
















               The accompanying notes to financial statements are
                       an integral part of this statement.

Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Gravity Spin Holdings, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2003 audited financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-KSB filed November 6, 2003 with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Gravity Spin Holdings, Inc. later in the year.

The management of Gravity Spin Holdings, Inc. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Amounts shown for July 31, 2003 are based upon the July 31, 2003 audited financial statements.


Note 2 - Basis of Presentation - Going Concern
----------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of American, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, continued operations of the Company is dependent upon the Company's ability to meet its financial requirements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of its development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.


RESULTS OF OPERATIONS - THREE MONTH PERIODS ENDED OCTOBER 31, 2003 AND OCTOBER
------------------------------------------------------------------------------
31, 2002
--------

Following the sale of the Company's subsidiary, Gravity Spin Inc., on June 2, 2003, the Company created a new development stage company, Gravity Spin Event Marketing, Inc. on June 3, 2003, and the Company's financial statements reflect its inception date as June 3, 2003.

RESULTS OF OPERATIONS
---------------------

During the first quarter, the Company continued its focus on developing products and services for the Event Marketing industry, for its subsidiary, Gravity Spin Event Marketing, Inc. As such, the Company's sales were nil during the three month period ended October 31, 2003 compared to nil for the three month period ended October 31, 2002.

Revenue and Gross Profits
-------------------------

The Company did not earn revenues for the three month period ended October 31, 2003, nor for the three month period ended October 31, 2002, and as such did not generate gross profits.

Operating Expenses
------------------

Operating expenses were $8,975and for the three month period ended October 31, 2003. This compares with $8,960 for the three month period ended October 31, 2002. Operational expenses were primarily composed of Professional Fees.

Other Income (Expense) and Income Taxes
---------------------------------------

Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter ended October 31, 2003, nor for the three month period ended October 31, 2002.

Net Loss
--------

The Company did not earn revenues for the three periods ending October 31, 2003 and October 31, 2002. Net losses from continuing operations were $8,999 and $10,139 for the three months ending October 31, 2003 and October 31, 2002, respectively. Expenses for the two comparative periods were composed of legal and professional fees and administrative expenses. The Company had a net income for the three months ending October 31, 2002 of $7,783 after including $17,922 income from discontinued operations.

Liquidity and Capital Resources
-------------------------------

At October 31, 2003, the Company had a cash balance of $0 compared to a cash balance of $40,122 as at October 31, 2002.

Corporate Background
--------------------

Our company was established on April 4, 2001 as a Nevada corporation. We acquired our subsidiary, Gravity Spin Inc. during June 2001 via a corporate reorganization that concluded with Gravity Spin Holdings, Inc. owning 100% of Gravity Spin Inc. Gravity Spin Inc. was established in March, 2000 as E Fusion ATP Inc. in Toronto, when a group of three partners including Bruce Turner, our former President and Chief Executive Officer founded E Fusion ATP Inc. (Gravity Spin Inc.).

On May 26, 2003, the Company formed a subsidiary, Gravity Spin Event Marketing, Inc., an Ontario company. On May 28, 2003, Gravity Spin Event Marketing, Inc. issued 100 shares of its common shares to the Company, comprising all of the outstanding stock of Gravity Spin Event Marketing, Inc., for $1. As at October 31, 2003, the subsidiary has not commenced operations.

Effective June 2, 2003, through an Extraordinary Shareholders Resolution dated May 28, 2003, the Company sold the outstanding stock of its subsidiary, Gravity Spin Inc., to Doral EZ Investments, a company related to one of its former major shareholders and to Mr. Bruce Turner, an individual who was the beneficial owner of one of its major shareholders. The total proceeds of the sale were approximately $7.

Products and Services
---------------------

The Company sold its operating subsidiary, Gravity Spin Inc., and is currently developing products and services for the Event Marketing industry, for its subsidiary Gravity Spin Event Marketing, Inc.

Regulatory Issues
-----------------

There are currently no regulatory matters which impact the Company.

Subsidiaries
------------

The Company owns 100% of the issued and outstanding voting common shares of Gravity Spin Event Marketing, Inc., an Ontario Corporation.

Research and Development
------------------------

During fiscal 2003, the Company invested approximately $0 in research and development related to new products and services.

Share Price and Volume Data
---------------------------

Gravity Spin Holdings, Inc.'s common stock has been quoted for trading on the OTC BB since March 25, 2003. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last seven months. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

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


As at October 31, 2003, the Company had approximately 39 registered shareholders owning 10,771,600 shares.

The Company has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Risk Factors
------------

The following factors should be considered carefully in evaluating the Company and its business.

The Company's limited operating history makes it difficult for you to judge its prospects.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

Liquidity and capital resources are uncertain.

For the three-month period ending October 31, 2003 the Company had an operating loss of $(8,999). At October 31, 2003, the Company had a working capital deficit of $(8,976). There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

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


Item 3.  Controls and Procedures
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief
         -------------------------------------------------
executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant
         -----------------------------
changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II--Other Information
--------------------------

Item 1.  Legal Proceedings
--------------------------

     N/A

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

     N/A

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     N/A

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     N/A

Item 5.  Other Information
--------------------------

     N/A

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibit List

          31.1   Certificate pursuant to Rule 13a-14(a)

          32.1   Certificate pursuant to 18 U.S.C.ss.1350

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Gravity Spin Holdings, Inc.

Date: December 17, 2003                   Per:  /s/ Graham Taylor
                                              ---------------------------------
                                                Graham Taylor
                                                President, CEO, CFO, Secretary,
                                                Treasurer and Director