Form 10QSB
period 2004-01-31
GRAVITY SPIN HOLDINGS INC
filed 2004-03-23
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2004              Commission File Number 333-74992

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X    No
                       -----    -----

Applicable only to issuers involved in bankruptcy proceedings during the
------------------------------------------------------------------------
preceding five years
--------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                    Yes       No
                       -----    -----

Applicable only to corporate issuers
------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,271,600 shares as of March 1, 2004.

Transitional Small Business Disclosure Format:
---------------------------------------------

                    Yes       No  X
                       -----    -----

                                Table of Contents
                                -----------------


PART I    FINANCIAL INFORMATION
-------------------------------

Item 1      Financial Statements..............................................3

Item 2.     Management's Discussion and Analysis or Plan of Operation.........4

Item 3.     Controls and Procedures..........................................11

Part II   OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings................................................11

Item 2.     Changes in Securities and Use of Proceeds........................12

Item 3.     Defaults Upon Senior Securities..................................13

Item 4.     Submission of Matters to a Vote of Securities Holders............13

Item 5.     Other Matters....................................................13

Item 6.     Exhibits and Reports on Form 8-K.................................13

            Signatures.......................................................14

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------

                           GRAVITY SPIN HOLDINGS, INC.
                           ---------------------------






                          INDEX TO FINANCIAL STATEMENTS




                                                                       Page
                                                                       ----
Financial Statements:

     Balance Sheets                                                     F-2

     Statements of Operations                                           F-3

     Statements of Cash Flow                                            F-4

     Notes to Financial Statements                                      F-5

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                 --------------

                                                                January 31,           July 31,
                                                                    2004                2003
                                                                (Unaudited)         (See Note 1)
                                                              ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                       $        45,002     $            23
   Refundable deposit                                                  10,000                  --
   Prepaid expenses and deposits                                       25,776                  --
                                                              ----------------    ----------------
     Total current assets                                              80,778                  23
                                                              ----------------    ----------------

     Total assets                                             $        80,778     $            23
                                                              ================    ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                      $         9,560     $            --
   Subscription deposits - Note 4                                     184,254                  --
   Advances from related party                                         10,284                  --
                                                              ----------------    ----------------
          Total current liabilities                                   204,098                  --

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 25,000,000 shares of $.001
     par value authorized; 11,221,600 and 10,771,600
     shares issued and outstanding                                     11,222              10,772
   Discount on common stock                                            (9,994)             (9,994)
   Paid-in capital                                                  1,521,458              76,388
   Accumulated (deficit)                                              (77,143)            (77,143)
   Accumulated (deficit) during developmental stage                  (462,043)                 --
                                                              ----------------    ----------------
                                                                      983,500                  23
   Less deferred compensation (options)                            (1,106,820)                 --
                                                              ----------------    ----------------
          Total shareholders' equity (deficit)                       (123,320)                 23
                                                              ----------------    ----------------

     Total liabilities and shareholders' equity (deficit)     $        80,778     $            23
                                                              ================    ================













         The accompanying notes to financial statements are an integral part of this statement.

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)


                                               Three               Three
                                               Months              Months
                                               Ending              Ending
                                            January 31,         January 31,
                                                2004                2003
                                          ----------------    ----------------

REVENUES                                  $            --     $            --

EXPENSES:
   Legal and professional fees                     10,462              19,116
   Salaries and benefits                           16,883                  --
   Consulting                                     415,000                  --
   Other administrative expenses                   10,699                 880
                                          ----------------    ----------------
         Total expenses                           453,044              19,996

Net loss from continuing operations              (453,044)            (19,996)

DISCONTINUED OPERATIONS
   Income from discontinued
   operations                                          --               3,973
                                          ----------------    ----------------
                                                       --               3,973
                                          ----------------    ----------------

         Net income (loss)                $      (453,044)    $       (16,023)
                                          ================    ================

Net (loss) per common share                             *                   *
                                          ================    ================

Weighted average shares outstanding            11,488,266          10,771,600
                                          ================    ================

* Less than $.01















         The accompanying notes to financial statements are an integral part of this statement.

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)


                                                 Six                 Six            From Inception
                                                Months              Months          (June 3, 2003)
                                                Ending              Ending             through
                                             January 31,         January 31,         January 31,
                                                 2004                2003                2004
                                           ----------------    ----------------    ----------------

REVENUES                                   $            --     $            --     $            --

EXPENSES:
   Legal and professional fees                      19,437              22,151              19,437
   Salaries and benefits                            16,883                  --              16,883
   Consulting                                      415,000                  --             415,000
   Other administrative expenses                    10,723               2,059              10,723
                                           ----------------    ----------------    ----------------
         Total expenses                            462,043              24,210             462,043

Net loss from continuing operations               (462,043)            (24,210)           (462,043)

DISCONTINUED OPERATIONS
   Income from discontinued operations                  --                 404                  --
                                           ----------------    ----------------    ----------------
                                                        --                 404                  --
                                           ----------------    ----------------    ----------------

         Net income (loss)                 $      (462,043)    $       (23,806)    $      (462,043)
                                           ================    ================    ================

Net (loss) per common share                              *                   *                   *
                                           ================    ================    ================

Weighted average shares outstanding             11,135,767          10,771,600          11,071,700
                                           ================    ================    ================

* Less than $.01















         The accompanying notes to financial statements are an integral part of this statement.

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                    Six                 Six            From inception
                                                   Months              Months          (June 3, 2003)
                                                   Ending              Ending             through
                                                January 31,         January 31,         January 31,
                                                    2004                2003                2004
                                              ----------------    ----------------    ----------------

Cash flows from operating activities:
   Net income (loss)                          $      (462,043)    $       (16,023)    $      (462,043)
   Adjustments to reconcile net (loss) to
     net cash used in operating activities:
       Stock issued for consulting service            337,500                  --             337,500
       Interest contributed to capital                     --               2,568                  --
       Depreciation and amortization                       --               3,315                  --
       Net change in operating assets and
       liabilities:
         Accounts receivable                               --              47,301                  --
         Prepaid expenses and deposit                 (35,776)              4,799             (35,776)
         Accounts payable and accrued
         expense                                       10,760             (18,970)             10,760
         Unearned income                                   --              (5,839)                 --
                                              ----------------    ----------------    ----------------
              Total                                  (149,559)             17,151            (149,559)

Cash flows from investing activities:
   Purchase of property and equipment                      --              (4,096)                 --
                                              ----------------    ----------------    ----------------
              Total                                        --              (4,096)                 --
Cash flows from financing activities:
   Subscription deposits                              184,254                  --             184,254
   Advances from related party                         10,284              64,197              10,284
   Effect of exchange rate changes on cash                 --               2,465                  --
                                              ----------------    ----------------    ----------------
              Total                                   194,538              66,662             194,538
                                              ----------------    ----------------    ----------------

Net change in cash                                     44,979              79,717              44,979

Cash, beginning of period                                  23              41,297                  23
                                              ----------------    ----------------    ----------------
Cash, end of period                           $        45,002     $       121,014     $        45,002
                                              ================    ================    ================

Supplemental disclosure of cash flow
information:
   Interest paid                              $            --     $         7,268     $            --
   Income taxes paid                          $            --     $            --     $            --

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          -----------------------------
                                   (Unaudited)


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

Note 2 - Basis of Presentation -Going Concern
---------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of American, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, continued operation of the Company is dependent upon the Company's ability to meet its financial requirements.

Note 3 - Letters of Intent
--------------------------

During December 2003 and January 2004 the Company entered into three letters of intent to form cooperative joint ventures with two companies organized under the laws of the People's Republic of China. In order for the Company to have controlling interests in these joint ventures, the Company expects to own approximately 80 to 90 percent of the joint ventures and will be responsible for their operations. The Company intends to spend US$1,000,000 to expand the current mining and mill production on the Guangxi Bobai Yinqiao Silver Mine

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          -----------------------------
                                   (Unaudited)


Project. The Company must make written notification before April 30, 2004 of its intent to continue with the joint venture. The parties will have 60 days from that date to execute a legally binding formal joint venture agreement.

The second the third letters of intent were entered into to form cooperative joint ventures covering separate properties. The Company is to contribute US$5,000,000 as an equity investment in each of the co-operative joint ventures. The joint venture partner is responsible for obtaining the exploration and mining rights for the gold and copper deposits in the defined properties and the surrounding area. Once organized, the co-operative joint ventures intend to make certain acquisitions and obtain certain mineral rights. If and when further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding. The Company is required to make a firm decision to proceed with the cooperative joint ventures no later than April 30, 2004 for one of the joint ventures and April 15, 2004 for the other joint venture.

Note 4 - Common Stock
---------------------

From November 13, 2003 to January 30, 2004, the Company received a total of $184,254 from three investors under seven subscription agreements for the purchase of 184,254 Units of the Company at a price of $1.00 per unit. Each unit consists of one share of common stock, one share purchase warrant to purchase an additional share of common stock of the Company at a price of $2.00 per share until January 9, 2005 and one piggyback warrant to purchase an additional share of common stock of the Company at a price of $4.00 per share until January 9, 2006, only if the share purchase warrant is first exercised. The Company has not issued the securities under the subscription agreements until accepted by the board of directors and the funds advanced to the Company are treated as subscription deposits until the securities are issued and delivered to the appropriate investor.

In connection with the letters of intent, the Company incurred finder's fees that are represented in the accompanying financial statements as consulting fees. The finder's fee agreements were effective on December 31, 2003 and January 15, 2004. The agreements are between Gravity Spin Holdings, Inc. and a company incorporated under the laws of Hong Kong. The Company paid finder's fees of 300,000 shares of common stock of the Company to the Hong Kong Company with respect to entering into the letters of intent for the co-operative joint venture companies. On December 31, 2003, the Company issued 100,000 shares of stock valued at $.75 per share. On January 15, 2004, the Company issued 200,000 shares of stock valued at $.75 per share. Stock was valued at ($.75 per share) based upon estimated fair market value of the stock at the date issued.

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          -----------------------------
                                   (Unaudited)


Note 5 - Earnings (Loss) Per Share
----------------------------------

Earnings (loss) per share is computed by the weighted average number of shares outstanding during the periods ending January 31, 2003 and 2004. Fully diluted earnings per share are not presented because they are anti-dilutive.

Note 6 - Consulting Agreements
------------------------------

The Company entered into consulting agreements with two individuals for four months of work in exchange for 100,000 shares each (25,000 shares to be issued to each consultant on the last day of each month ending on February 29, 2004). The consultants were issued 75,000 shares each through January 31, 2004, with 25,000 shares each were issued on February 29, 2004.

The Company entered into a consulting agreement effective March 1, 2004, with an individual. The individual will provide certain consulting services to the Company for a period of two years commencing March 1, 2004, for a fee of US$10,000 per month. During the term of the consulting agreement, the individual shall provide consulting services designed to assist the Company as its chief representative in China with respect to negotiations of joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties and to help develop the business of the Company.

Note 7 - Stock Based Compensation
---------------------------------

Gravity Spin Holding Inc. 2004 Stock Plan allows the company to award stock options, up to 3,000,000 shares to directors, officers, employees, and consultants of the Company. The plan is administered by the Company's Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued.

During the six months ended January 31, 2004, 2,000,000 stock options have been granted under the Company's 2004 Stock Plan at a weighted average exercise price of $1.00 per share. Of these options 830,000 were issued to employees and 1,170,000 were issued to consultants. In each case, the exercise price was above the closing market price on the date of grant. The weighted-average fair value at grant date for all options was $0.95 per share.

The options are vested over a two year period beginning February 1, 2004, and vest to the optionee pro rata on the first day of each month until fully vested at the rate of 1/24 of the options issued. The options are all exercisable through January 26, 2009.

The present value of the options issued to consultants of $1,106,820 is recorded as deferred compensation and is shown as a reduction of Stockholders' Equity (Deficit).

                           GRAVITY SPIN HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          -----------------------------
                                   (Unaudited)


The company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in its accounting for stock-based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. No compensation expense is recognized in the Company's financial statements for employee stock options granted at a price equal to or greater than the market price of the Company's common stock on the date of grant. Accordingly, no compensation expense was recognized during the three and six months ended January 31, 2004. Options issued to non-employees are recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

The fair value of options granted during the periods presented have been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                     Three and Six months Ended
                                                          January 31,2004
                                                          ---------------
Expected Volatility:                                              256%
Risk-free interest rate:                                          3.13%
Expected Dividends:                                                --
Expected Year until Exercise                                       5

Note 8 - Subsequent Events
--------------------------

Subsequent to January 31, 2004, the Company has received a total of $290,000 from two investors under three subscription agreements for the purchase of 290,000 units of the Company at a price of $1.00 per unit with the same terms described in Note 4.

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


RESULTS OF  OPERATIONS - THREE MONTH  PERIODS ENDED JANUARY 31, 2004 AND JANUARY
--------------------------------------------------------------------------------
31, 2003
--------

RESULTS OF OPERATIONS
---------------------

During the second quarter, the Company stopped developing products and services for the Event Marketing industry, for its subsidiary, Gravity Spin Event Marketing, Inc. and on November 25, 2003, current management has decided to change the business of the Company to the exploration and development of mineral properties internationally. As such, the Company's sales were nil during the three month period ended January 31, 2004 compared to nil for the three month period ended January 31, 2003.

Revenue and Gross Profits
-------------------------

The Company did not earn revenues for the three month period ended January 31, 2004, nor for the three month period ended January 31, 2003, and as such did not generate gross profits.

Operating Expenses
------------------

Operating expenses were $453,044 for the three month period ended January 31, 2004. This compares with $19,996 for the three month period ended January 31, 2003. Operational expenses were primarily composed of legal and professional fees $10,462 ($19,116 - 2003), salaries $16,883 ($Nil - 2003), consulting expenses  $415,000 ($Nil - 2003),  and  administrative  expenses  $10,699 $880 -
2003).

Other Income (Expense) and Income Taxes
---------------------------------------

Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter ended January 31, 2004, nor for the three month period ended January 31, 2002.

Net Loss
--------

The Company did not earn revenues for the three month periods ending January 31, 2004 and January 31, 2003. Net losses from continuing operations were $(453,044) and $(19,996) for the three months ending January 31, 2004 and January 31, 2003, respectively. Expenses for the two comparative periods were composed of legal and professional fees, salaries, administrative expenses and consulting fees. The Company had a net loss for the three months ending January 31, 2004 of $(453,044) as compared to $(19,996) for the three month period ending January 31, 2003.

Liquidity and Capital Resources
-------------------------------

At January 31, 2004, the Company had a cash balance of $45,002 compared to a cash balance of $23 as at July 31, 2003.

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

On May 26, 2003, the Company formed a subsidiary, Gravity Spin Event Marketing, Inc., an Ontario company. On May 28, 2003, Gravity Spin Event Marketing, Inc. issued 100 shares of its common shares to the Company, comprising all of the outstanding stock of Gravity Spin Event Marketing, Inc., for $1. As at January 31, 2004, the subsidiary has not commenced operations.

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

On December 31, 2003, Gravity Spin Holdings, Inc. (the "Company") entered into a letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company, a company organized under the laws of the People's Republic of China, for the further prospecting and development of the Guangxi Bobai Yingqiao Silver Mine located in Yingqiao Town, Bobai County in Guangxi Province, China. It is intended that both the Company and Guangxi Non-ferrous Metals Trading & Management Company will form a joint venture company to hold all the current assets on the Guangxi Bobai Yingqiao Silver Mine Project (all the metal mineralization and the existing mine developments). In addition, it is intended by both parties that the Company shall have a controlling interest in the joint venture company and be in charge of operations on the Guangxi Bobao Yingqiao Silver Mine Project. In order for the Company to have a controlling interest in the joint venture company, the Company intends to make staged cash payments to own at least 80% of the issued and outstanding shares of the joint venture company. Furthermore, the Company intends to further spend US$1,000,000 on the Guangxi Bobai Yingqiao Silver Mine Project to: (i) expand the current mining and mill production facilities to develop it into a 300 ton/day processing operation; and (ii) conduct exploration activities to increase the current metal mineralization. The amount of investment by the Company is to be confirmed in a future formal joint venture agreement. The Company must notify Guangxi Non-ferrous Metals Trading & Management Company in writing prior to April 30,

2004, whether the Company will undertake to invest in such intended joint venture. If the Company decides to supply such written notification, then the parties will have 60 days from such date to execute a legally binding formal joint venture agreement. The Company will be paying a finder's fee of 100,000 shares of common stock of the Company to True North Management Ltd., a company organized under the laws of Hong Kong, with respect to the entering into the letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company.

On January 15, 2004, the Company entered into a letter of intent with Brigade 209 of the Nuclear Industry of Yunnan Province, People's Republic of China ("Brigade 209") to form a new co-operative joint venture company to carry out minerals exploration and development in the 129.5 sq. km. area of the Jinlong Mountain gold district (the "Property"). The Company is to contribute US$5,000,000 as an equity investment into the co-operative joint venture company and Brigade 209 is responsible for obtaining the exploration and mining rights for the gold and copper deposits in the Property and the surrounding area. The co-operative joint venture company will purchase the current exploration results of the Property. Upon these conditions being fulfilled, the Company will own 90% and Brigade 209 will own 10% of the co-operative joint venture company. If and when further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Brigade 209 will remain a 10% owner of the co-operative joint venture company. The Company is required to make a firm decision and to inform Brigade 209 of the Company's decision as to whether it wishes to proceed with the co-operative joint venture company no later than March 31, 2004. The Company has received an extension on the date required to make a firm decision until April 30, 2004. If the Company decides to proceed with the co-operative joint venture company, then both parties will further discuss any matters that have not been reflected in the letter of intent. The Company will be paying a finder's fee of 100,000 shares of common stock of the Company to True North Management Ltd., a company organized under the laws of Hong Kong, with respect to the entering into the letter of intent for a co-operative joint venture company with Brigade 209.

On January 15, 2004, the Company entered into a letter of intent with Brigade 209 of the Nuclear Industry of Yunnan Province, People's Republic of China ("Brigade 209") to form a new co-operative joint venture company to carry out minerals exploration and development in the 200 sq. km. area of Zhamashi gold, copper and polymetallic deposits in Qilian County of Qinghai Province (the "Property"). The Company is to contribute US$5,000,000 as an equity investment into the co-operative joint venture company and Brigade 209 is responsible for obtaining the exploration and mining rights for the gold and copper deposits in the Property and surrounding area. The co-operative joint venture company will purchase the Zhamashi minerals processing mill and its 0.1364 sq. km. mining right. Upon these conditions being fulfilled, the Company will own 90% and Brigade 209 will own 10% of the co-operative joint venture company. If and when further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Brigade 209 will remain a 10% owner of the co-operative joint venture company. The Company is required to make a firm decision and to inform Brigade 209 of the Company's decision as to whether it wishes to proceed with the co-operative joint venture company no later than March 15, 2004. The Company has received an extension on the date required to make a firm decision until April 15, 2004. If the Company decides to proceed with the co-operative joint venture company, then both parties will further discuss any matters that have not been reflected in the letter of intent. The Company will be paying a finder's fee of 100,000 shares of common stock of the Company to True North Management Ltd., a company organized under the laws of Hong Kong, with respect to the entering into the letter of intent for a co-operative joint venture company with Brigade 209.

Products and Services
---------------------

The Company sold its operating subsidiary, Gravity Spin Inc., and currently has no intentions of developing any products and services for the Event Marketing industry, for its subsidiary Gravity Spin Event Marketing, Inc.

Upon the change of control and management of the Company, which occurred on November 25, 2003, current management has decided to change the business of the Company to the exploration and development of mineral properties internationally.

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

Share Price and Volume Data
---------------------------

Gravity Spin Holdings, Inc.'s common stock has been quoted for trading on the OTC BB since March 25, 2003. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last ten months. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

OTC Bulletin Board                            Monthly Trade and Quote Summary Report
GVRS - Gravity Spin Holdings, Inc.                    Report Ending January 31, 2004
----------------------------------             -------------------------------------
  Date              Bid                 Ask                  Price          Volume
--------   -------------------- -------------------- -------------------- ----------
            High   Low   Close   High   Low   Close   High   Low   Close
           ------ ----- ------- ------ ----- ------- ------ ----- -------
01/31/04    1.06   0.79   1.05   1.25   0.88   1.20   1.45   0.79   1.05   1.2 Mill

12/31/03                                               0.89  0.55   0.80    412,800

11/30/03                                               0.55  0.50   0.52    381,500

10/31/03     0      0       0     0       0      0      0     0      0         0

09/30/03    2.00   2.00   2.00   5.00   4.50   4.50     0     0      0         0

08/31/03    2.50   1.50   2.00   5.00   4.00   5.00   4.50   1.73   3.00     10,500

07/31/03     0      0       0     0       0      0      0     0      0         0

06/30/03     0      0       0     0       0      0      0     0      0         0

05/31/03     0      0       0     0       0      0      0     0      0         0

04/30/03     0      0       0     0       0      0      0     0      0         0


As at January 31, 2004, the Company had approximately 42 registered shareholders owning 11,221,600 shares.

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

For the three-month period ending January 31, 2004 the Company had an operating loss of $(453,044). At January 31, 2004, the Company had a working capital deficit of $(123,320). There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

The value and transferability of the Company's shares may be adversely impacted by the limited trading market for its shares and the penny stock rules.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "GRVS". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

Future sales of shares may adversely impact the value of the Company's stock.

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

Mineral exploration and development activities are speculative in nature.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investments capital.

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

The Company will be subject to operating hazards and risks which may adversely effect the Company's financial condition.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

The Company's activities will be subject to environmental and other industry regulations which could have an adverse effect on the financial condition of the Company.

The Company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company including exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. The Company believes it will be in substantial compliance with all material laws and regulations which will apply to its intended activities.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Competition  may have an impact on the Company's  ability to acquire  attractive
mineral  properties,   which  may  have  an  adverse  impact  on  the  Company's
operations.

Significant and increasing competition exists for the limited number of mineral acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive mineral properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

Downward fluctuations in metal prices may severely reduce the value of the Company.

The Company has no control over the fluctuations in the prices of the metals that it is exploring for. A significant decline in such prices would severely reduce the value of the Company.

The Company currently relies on certain key individuals and the loss of one of these certain key individuals could have an adverse effect on the Company.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant fact in the Company's growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on the Company. In particular, the success of the Company is highly dependant upon the efforts of the President, Treasurer, Secretary, CFO and a director of the Company, the loss of whose services would have a material adverse effect on the success and development of the Company.

The Company does not maintain key man insurance to compensate the Company for the loss of certain key individuals.

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel.


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

     (b)  Changes in  Internal  Controls.  There  have not been any  significant
          -------------------------------
changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II--Other Information
--------------------------

Item 1. Legal Proceedings
-------------------------

     N/A

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     Effective November 1, 2003, the Company entered into two separate consulting agreements with a Mr. Anthony Tam and a Mr. Michael Tan with each consulting agreement having a term of four months. Under the consulting agreement with Mr. Anthony Tam, Mr. Tam assisted the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological and engineering assessment of properties of merit. Under the consulting agreement with Mr. Michael Tan, Mr. Tan assisted the Company in management and marketing to develop the business of the Company. Each consulting agreement provided for a fee of 100,000 shares of common stock of the Company (the "Consultant Shares") with such Consultant Shares being issued by the Company to the consultant in four equal installments of 25,000 shares of common stock to be issued on the last day of each month over the four month term of the consulting agreements. In addition, the Company has agreed to register such Consultant Shares on a Form S-8. The Company has not issued in aggregate the 200,000 Consultant Shares to Mr. Anthony Tam and Mr. Michael Tan at this point in time. We believe that such issuance will be exempt from registration under Regulation S as the Consultant Shares will be issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, both of the consultants are not United States residents.

     From November 13, 2003 to January 30, 2004, the Company received a total of $184,254 from three investors under seven subscription agreements for the purchase of 184,254 Units of the Company at a price of $1.00 per unit (each a "Unit"). Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional share of common stock of the Company at a price of $2.00 per share until January 9, 2005 and one piggyback warrant to purchase an additional share of common stock of the Company at a price of $4.00 per share until January 9, 2006, only if the share purchase warrant is first exercised. The Company has not issued the securities under the subscription agreements at this point in time and the funds advanced to the Company are treated as an interest free loan until the securities are issued and delivered to the appropriate investor. We believe that such issuance will be exempt from registration under Regulation S as the securities will be issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, all of the purchasers were not United States residents.

     On January 15, 2004 and in relation to the three letters of intent that were entered into by the Company (one on December 31, 2003 and two on January 15, 2004), the Company entered into two finder's fee agreements with True North Management Ltd. whereby True North Management Ltd. found certain mineral properties of merit in China and arranged for the initial introduction of certain representative of the Company to certain directors and officers of the China organizations that possess the rights to such properties of merit resulting in the execution of the three letters of intent. The Company agreed to pay a finder's fee of 100,000 shares of common stock of the Company for each executed letter of intent, which equates to 300,000 shares of common stock. The Company has not issued the 300,000 shares under the finder's fee agreements at this point in time. We believe that such issuance will be exempt from registration under Regulation S as the shares will be issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, True North Management Ltd. is not a United States corporation.

         On January 26 2004, the Company granted 2,000,000 stock options to various directors, officers, employees and consultants of the Company. All of these 2,000,000 stock options are subject to the following vesting provisions:
(i) the vesting period begins on February 1, 2004; (ii) on February 1, 2004, 1/24 of the options issued to an optionee will vest; and (iii) an additional 1/24 of the options will vest on the first of each subsequent month. We believe that such grant of stock options were exempt from registration under Regulation S as the securities were issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. Each person who received stock options are not United States residents.

     Subsequent to January 31, 2004, the Company received a total of $290,000 from two investors under three subscription agreements for the purchase of 290,000 Units of the Company at a price of $1.00 per Unit. The Company has not issued the securities under the subscription agreements at this point in time and the funds advanced to the Company are treated as an interest free loan until the securities are issued and delivered to the appropriate investor. We believe that such issuance will be exempt from registration under Regulation S as the securities will be issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, all of the purchasers were not United States residents.

     The funds of $474,254 received from the investors mentioned above have been and will be used for salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.


Item 3. Defaults Upon Senior Securities
---------------------------------------

     N/A


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     N/A


Item 5. Other Information
-------------------------

     N/A


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit List

          31.1   Certificate pursuant to Rule 13a-14(a)

          32.1   Certificate pursuant to 18 U.S.C.ss.1350

     (b)  Reports on Form 8-K:

     On December 2, 2003, the Company filed a Form 8-K which contained information on the change in control and management of the Company and resignations of the Company's directors.

     On January 15, 2004, the Company filed a Form 8-K which contained a news release announcing the Company's intended financing by way of private placement and the entering into a letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company in the development of the Guangxi Bobai Yingqiao Silver Mine in the Guangxi Province of China.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gravity Spin Holdings, Inc.

Date: March 22, 2004                   Per:   /s/ Graham Taylor
                                           ------------------------------------
                                             Graham Taylor
                                             President, CEO, CFO, Secretary,
                                             Treasurer and Director