Form 10QSB
period 2004-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2004-06-21
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended April 30, 2004        Commission File Number 333-74992


                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               98-0351859
            ------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

  C/o 555 W. Hastings St., Suite 2550
      Vancouver, British Columbia                                      V6B 4N5
      ---------------------------                                      -------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (604) 603-5552
                                 --------------
                           (Issuer's telephone number)

                           Gravity Spin Holdings, Inc.
                 2206 - 950 Cambie St., Vancouver, B.C., V6B 5X6
                 -----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                               Yes          No
                                  -----       -----

Applicable only to corporate issuers
------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,543,200 shares as of June 18, 2004.

Transitional Small Business Disclosure Format:
----------------------------------------------

                               Yes          No  X
                                  -----       -----

                                Table of Contents
                                -----------------


PART I    FINANCIAL INFORMATION
-------------------------------

Item 1    Financial Statements...............................................3

Item 2.   Management's Discussion and Analysis or Plan of Operation.........13

Item 3.   Controls and Procedures...........................................22

Part II   OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.................................................22

Item 2.   Changes in Securities and Use of Proceeds.........................22

Item 3.   Defaults Upon Senior Securities...................................23

Item 4.   Submission of Matters to a Vote of Securities Holders.............24

Item 5.   Other Matters.....................................................24

Item 6.   Exhibits and Reports on Form 8-K..................................24

          Signatures........................................................25

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------




                      MAGNUS INTERNATIONAL RESOURCES, INC.
                     (formerly Gravity Spin Holdings, Inc.)




                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



                                                                         Page
                                                                         ----
Financial Statements:

     Balance Sheets                                                       F-2

     Statements of Operations                                             F-3

     Statements of Cash Flow                                              F-5

     Notes to Financial Statements                                        F-6
























                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets


                                                                 April 30,            July 31,
                                                                    2004                2003
                                                                (Unaudited)         (See Note 1)
                                                              ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                       $       151,220     $            23
                                                              ----------------    ----------------
      Total current assets                                            151,220                  23
                                                              ----------------    ----------------

PROPERTY AND EQUIPMENT
   Property and equipment, net of $278 depreciation                     5,585                  --
                                                              ----------------    ----------------


      Total assets                                            $       156,805     $            23
                                                              ================    ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                      $         2,630     $            --
   Subscription deposits - Note 4                                     634,254                  --
   Advances from related party                                         26,353                  --
                                                              ----------------    ----------------
      Total current liabilities                                       663,237                  --

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; 100,000,000 shares of $.001
      par value authorized; 22,543,200 and 21,543,200
      shares issued and outstanding                                    11,272              10,772
   Discount on common stock                                            (9,994)             (9,994)
   Paid-in capital                                                  1,558,908              77,588
   Accumulated (deficit)                                              (78,343)            (78,343)
   Accumulated (deficit) during developmental stage                (1,019,808)                 --
                                                              ----------------    ----------------
                                                                      462,035                  23
   Less deferred compensation (options)                              (968,467)                 --
                                                              ----------------    ----------------
      Total shareholders' equity (deficit)                           (506,432)                 23
                                                              ----------------    ----------------

      Total liabilities and shareholders' equity (deficit)    $       156,805     $            23
                                                              ================    ================











               The accompanying notes to financial statements are
                       an integral part of this statement.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                Three               Three
                                                Months              Months
                                                Ending              Ending
                                              April 30,           April 30,
                                                 2004                2003
                                           ----------------    ----------------

REVENUES                                   $            --     $            --

EXPENSES:
   Amortization deferred compensation              138,353                  --
   Legal and professional fees                      88,484               3,906
   Salaries and benefits                                --                  --
   Consulting                                      299,109                  --
   Other administrative expenses                    33,019                 596
                                           ----------------    ----------------
         Total expenses                            558,965               4,502

Net loss from continuing operations               (558,965)             (4,502)

DISCONTINUED OPERATIONS
   Income from discontinued operations                  --                 467
                                           ----------------    ----------------
                                                        --                 467
                                           ----------------    ----------------

         Net income (loss)                 $      (558,965)    $        (4,035)
                                           =================   =================

Net (loss) per common share                              *                   *
                                           =================   =================

Weighted average shares outstanding             22,509,866          21,543,200
                                           =================   =================

* Less than $.01













               The accompanying notes to financial statements are
                       an integral part of this statement.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                         From
                                                 Nine                Nine             Inception
                                                Months              Months          (June 3, 2003)
                                                Ending              Ending             through
                                              April 30,           April 30,           April 30,
                                                 2004                2003                2004
                                           ----------------    ----------------    ----------------

REVENUES                                   $            --     $            --     $            --

EXPENSES:
   Amortization deferred compensation              138,353                  --             138,353
   Legal and professional fees                     106,721              26,057             106,721
   Salaries and benefits                            16,883                  --              16,883
   Consulting                                      714,109                  --             714,109
   Other administrative expenses                    43,742               2,655              43,742
                                           ----------------    ----------------    ----------------
         Total expenses                          1,019,808              28,712           1,019,808

Net loss from continuing operations             (1,019,808)            (28,712)         (1,019,808)

DISCONTINUED OPERATIONS
   Income from discontinued operations                  --                 871                  --
                                           ----------------    ----------------    ----------------
                                                        --                 871                  --
                                           ----------------    ----------------    ----------------

         Net income (loss)                 $    (1,019,808)    $       (27,841)    $    (1,019,808)
                                           ================    ================    ================

Net (loss) per common share                              *                   *                   *
                                           ================    ================    ================

Weighted average shares outstanding             22,005,998          21,543,200          22,288,840
                                           ================    ================    ================

* Less than $.01













               The accompanying notes to financial statements are
                       an integral part of this statement.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Nine                Nine           From inception
                                                           Months              Months          (June 3, 2003)
                                                           Ending              Ending             through
                                                         April 30,           April 30,           April 30,
                                                            2004                2003                2004
                                                      ----------------    ----------------    ----------------

Cash flows from operating activities:
   Net income (loss)                                  $    (1,019,808)    $       (27,841)    $    (1,019,808)
   Adjustments to reconcile net (loss) to
   net cash used in operating activities:
      Amortization deferred compensation                      138,353                  --             138,353
      Stock issued for consulting service                     375,000                  --             375,000
      Interest contributed to capital                              --               2,773                  --
      Depreciation                                                278               6,040                 278
      Net change in operating assets and
      liabilities:
         Accounts receivable                                       --              55,595                  --
         Prepaid expenses and deposit                              --               5,220                  --
         Accounts payable and accrued expense                   2,630             (40,487)              2,630
         Unearned income                                           --              (5,781)                 --
                                                      ----------------    ----------------    ----------------
            Total                                            (503,547)             (4,481)           (503,547)

Cash flows from investing activities:
   Purchase of property and equipment                          (5,863)             (5,237)             (5,863)
                                                      ----------------    ----------------    ----------------
            Total                                              (5,863)             (5,237)             (5,863)

Cash flows from financing activities:
   Subscription deposits                                      634,254                  --             634,254
   Advances from related party                                 26,353              69,329              26,353
                                                      ----------------    ----------------    ----------------
            Total                                             660,607              69,329             660,607
                                                      ----------------    ----------------    ----------------

Net change in cash                                            151,197              59,611             151,197

Cash, beginning of period                                          23              41,297                  23
                                                      ----------------    ----------------    ----------------
Cash, end of period                                   $       151,220     $       100,908     $       151,220
                                                      ================    ================    ================

Supplemental disclosure of cash flow information:
   Interest paid                                      $            --     $         7,268     $            --
   Income taxes paid                                  $            --     $            --     $            --




               The accompanying notes to financial statements are
                       an integral part of this statement.

                      MAGNUS INTERNATIONAL RESOURCES, INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - Management's Statement
-------------------------------

The financial statements included herein have been prepared by Magnus International Resources, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the July 31, 2003 audited financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-KSB filed November 6, 2003 with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Magnus International Resources, Inc. later in the year.

The management of Magnus International Resources, Inc. believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Effective May 4, 2004, the Company changed its name from Gravity Spin Holdings, Inc. to Magnus International Resources, Inc.

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

Note 3 - Letters of Intent
--------------------------

During December 2003 and January 2004 the Company entered into three letters of intent to form cooperative joint ventures with two companies organized under the



                      MAGNUS INTERNATIONAL RESOURCES, INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


laws of the People's Republic of China. In order for the Company to have controlling interests in these joint ventures, the Company expects to own approximately 80 to 90 percent of the joint ventures and will be responsible for their operations. The Company intends to spend US$1,000,000 to expand the current mining and mill production on the Guangxi Bobai Yinqiao Silver Mine Project. The Company was required to make written notification before April 30, 2004 of its intent to continue with the joint venture. The Company did not make formal written notification but has continued informal study of the project.

The second and the third letters of intent were entered into to form cooperative joint ventures covering separate properties. The Company is to contribute US$5,000,000 as an equity investment in each of the co-operative joint ventures. The joint venture partner is responsible for obtaining the exploration and mining rights for the gold and copper deposits in the defined properties and the surrounding area. Once organized, the co-operative joint ventures intend to make certain acquisitions and obtain certain mineral rights. If and when further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding. The Company was required to make a firm decision to proceed with the cooperative joint ventures no later than March 31, 2004 for one of the joint ventures and April 15, 2004 for the other joint venture. The Company has continued in one of the letters of intent as described in Note 8 and has negotiated a verbal extension on the other letter of intent.

On April 6, 2004, the Company entered into preliminary joint venture agreements for two additional joint venture companies with the same party. The agreements require capital contributions for the Company of $5,000,000 and $5,010,000 respectively as equity investment and if completed would own 90% of both joint ventures. If and when further funding is required the Company will be responsible for providing such funding without change in its percentage ownership. The joint ventures are to be managed and operated by the Company.

Upon completion of the formal joint venture agreement, the Company will pay a finders fee of 200,000 post split shares of its common stock and $200,000 in cash for one joint venture and 100,000 post split shares of stock and $100,000 in cash for the other joint venture.

Note 4 - Common Stock
---------------------

From November 13, 2003 to April 30, 2004, the Company received a total of $634,254 from investors under subscription agreements for the purchase of 634,254 Units of the Company at a price of $1.00 per unit. Each unit consists of one share of common stock, one share purchase warrant to purchase an additional share of common stock of the Company at a price of $2.00 per share until January 9, 2005 and one piggyback warrant to purchase an additional share of common




                      MAGNUS INTERNATIONAL RESOURCES, INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


stock of the Company at a price of $4.00 per share until January 9, 2006, only if the share purchase warrant is first exercised. The Company has not issued the securities under the subscription agreements until accepted by the board of directors and the funds advanced to the Company are treated as subscription deposits until the securities are issued and delivered to the appropriate investor.

The Company increased its authorized shares from 25,000,000 shares to 100,000,000 shares of its $0.001 par value. Effective May 4, 2004 the Company approved a two for one forward stock split that has been retroactively included in the accompanying financial statements. The above described subscription agreements for common stock and warrant units and piggy back warrants are to be adjusted as to shares and issue prices corresponding to the stock split.

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

Note 5 - Earnings (Loss) Per Share
----------------------------------

Earnings (loss) per share is computed by the weighted average number of shares outstanding during the periods ending April 30, 2003 and 2004. Fully diluted earnings per share are not presented because they are anti-dilutive.

Note 6 - Consulting Agreements
------------------------------

The Company entered into consulting agreements with two individuals for four months of work in exchange for 100,000 shares each (25,000 shares to be issued to each consultant on the last day of each month ending on February 29, 2004). The consultants were issued 100,000 shares each through April 30, 2004.

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



                      MAGNUS INTERNATIONAL RESOURCES, INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


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

During the nine months ended April 30, 2004, 2,000,000 stock options have been granted under the Company's 2004 Stock Plan at a weighted average exercise price of $1.00 per share. Of these options 830,000 were issued to employees and 1,170,000 were issued to consultants. In each case, the exercise price was above the closing market price on the date of grant. The weighted-average fair value at grant date for all options was $0.95 per share.

The options are vested over a two year period beginning February 1, 2004, and vest to the optionee pro rata on the first day of each month until fully vested at the rate of 1/24 of the options issued. The options are all exercisable through January 26, 2009.

The present value of the options issued to consultants of $1,106,820 was recorded as deferred compensation and is shown as a reduction of Stockholders' Equity (Deficit). As of April 30, 2004, $138,353 was amortized to expense as the options became vested.

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


                      MAGNUS INTERNATIONAL RESOURCES, INC.
                     (formerly Gravity Spin Holdings, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)



Risk-free interest rate:                                      3.13%
Expected Dividends:                                           ------
Expected Year until Exercise                                    5

Note 8 - Subsequent Events
--------------------------

Subsequent to April 30, 2004 through June 16, 2004, the Company has received a total of $543,000 under subscription agreements for the purchase of 1,086,000 units of the Company at a price of $.50 per unit with the same terms as described in Note 4 giving effect to the stock split.

Subsequent to April 30, 2004, the Company has funded $500,000 in the preliminary joint venture entered into April 6, 2004 Sichuan Province, China for which a definitive joint venture agreement and articles of association for the co-operative shall be agreed upon and signed by June 30, 2004 or such later date that the Company and other joint venture party may agreed upon. The finders fee of 200,000 shares of the Company's common stock and $200,000 in cash shall be due at that time. The $500,000 payment is a part of the $5,000,000 equity investment required for obtaining a 90% interest in the joint venture.
























Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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


RESULTS OF OPERATIONS - THREE MONTH PERIODS ENDED APRIL 30, 2004 AND APRIL 30,
------------------------------------------------------------------------------
2003
----

RESULTS OF OPERATIONS
---------------------

During the three month period ended April 30, 2004, the Company's sales were nil compared to nil for the three months ended April 30, 2003.

Revenue and Gross Profits
-------------------------

The Company did not earn revenues for the three month period ended April 30, 2004, nor for the three month period ended April 30, 2003, and as such did not generate gross profits.

Operating Expenses
------------------

Operating expenses were $558,965 for the three month period ended April 30, 2004. This compares with $4,502 for the three month period ended April 30, 2003. Operational expenses were primarily composed of legal and professional fees $88,484 ($3,906 - 2003), salaries $Nil ($Nil - 2003), consulting expenses $297,109 ($Nil - 2003), and administrative expenses $33,019 ($596 - 2003).

Other Income (Expense) and Income Taxes
---------------------------------------

Due to its lack of revenues, the Company did not earn any income nor incur any income tax obligations for the quarter ended April 30, 2004, nor for the three month period ended April 30, 2003.

Net Loss
--------

The Company did not earn revenues for the three month periods ending April 30, 2004 and April 30, 2003. Net losses from continuing operations were $(558,965) and $(4,502) for the three months ending April 30, 2004 and April 30, 2003, respectively. Expenses for the two comparative periods were composed of legal and professional fees, salaries, administrative expenses and consulting fees. The Company had a net loss for the three months ending April 30, 2004 of $(558,965) as compared to $(4,035) for the three month period ending April 30, 2003.

Liquidity and Capital Resources
-------------------------------

At April 30, 2004, the Company had a cash balance of $151,220 compared to a cash balance of $23 as at April 30, 2003.

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

On December 31, 2003, Gravity Spin Holdings, Inc. (the "Company") entered into a letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company, a company organized under the laws of the People's Republic of China, for the further prospecting and development of the Guangxi Bobai Yingqiao Silver Mine located in Yingqiao Town, Bobai County in Guangxi Province, China. It is intended that both the Company and Guangxi Non-ferrous Metals Trading & Management Company will form a joint venture company to hold all the current assets on the Guangxi Bobai Yingqiao Silver Mine Project (all the metal mineralization and the existing mine developments). In addition, it is intended by both parties that the Company shall have a controlling interest in the joint venture company and be in charge of operations on the Guangxi Bobao Yingqiao Silver Mine Project. In order for the Company to have a controlling interest in the joint venture company, the Company intends to make staged cash payments to own at least 80% of the issued and outstanding shares of the joint venture company. Furthermore, the Company intends to further spend US$1,000,000 on the Guangxi Bobai Yingqiao Silver Mine Project to: (i) expand the current mining and mill production facilities to develop it into a 300 ton/day processing operation; and (ii) conduct exploration activities to increase the current metal mineralization. The amount of investment by the Company is to be confirmed in a future formal joint venture agreement. The Company must notify Guangxi Non-ferrous Metals Trading & Management Company in writing prior to April 30, 2004, whether the Company will undertake to invest in such intended joint venture. If the Company decides to supply such written notification, then the parties will have 60 days from such date to execute a legally binding formal joint venture agreement. The Company will be paying a finder's fee of 100,000 shares of common stock of the Company to True North Management Ltd., a company organized under the laws of Hong Kong, with respect to the entering into the letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company. As of June 18, 2004, this letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company has not been abandoned and has been delayed for technical reasons with negotiations to resume in July 2004. There is a verbal agreement for the extension of this letter of intent.

On January 15, 2004, the Company entered into a letter of intent with Brigade 209 of the Nuclear Industry of Yunnan Province, People's Republic of China ("Brigade 209") to form a new co-operative joint venture company to carry out minerals exploration and development in the 129.5 sq. km. area of the Jinlong Mountain gold district (the "Property"). The Company is to contribute US$5,000,000 as an equity investment into the co-operative joint venture company and Brigade 209 is responsible for obtaining the exploration and mining rights for the gold and copper deposits in the Property and the surrounding area. The co-operative joint venture company will purchase the current exploration results of the Property. Upon these conditions being fulfilled, the Company will own 90% and Brigade 209 will own 10% of the co-operative joint venture company. If and when further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Brigade 209 will remain a 10% owner of the co-operative joint venture company. The Company is required to make a firm decision and to inform Brigade 209 of the Company's decision as to whether it wishes to proceed with the co-operative joint venture company no later than March 31, 2004. If the Company decides to proceed with the co-operative joint venture company, then both parties will further discuss any matters that have not been reflected in the letter of intent. The Company will be paying a finder's fee of 100,000 shares of common stock of the Company to True North Management Ltd., a company organized under the laws of Hong Kong, with respect to the entering into the letter of intent for a co-operative joint venture company with Brigade 209. As of June 18, 2004, this letter of intent for a co-operative joint venture company with Brigade 209 has not been abandoned and there is a verbal agreement for the extension of this letter of intent.

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

On April 6, 2004, the Company and Brigade 209 entered into a preliminary joint venture agreement to form a new co-operative joint venture company to carry out minerals exploration and development in an 83.29 square kilometre area of Huidong County in Sichuan Province, China (the "Property"). The Property is located across the Jinsha Jiang River to the immediate northwest of Southwestern Resources' Boka gold project in Yunnan Province, PRC. The operations of the co-operative joint venture company will be managed under the control of the Company. The Company is to contribute US$5,000,000 as an equity investment into the co-operative joint venture company and Brigade 209 is responsible for transferring certain gold and copper exploration permits on the Property to the co-operative joint venture company. Upon the full capital contribution by the Company and the transfer of the exploration permits by Brigade 209, the Company will own 90% and Brigade 209 will own 10% of the co-operative joint venture company. With respect to the US$5,000,000 equity investment into the co-operative joint venture company by the Company, the Company is required to contribute not less than US$460,000 within three months after the issuance of the co-operative joint venture company business license; US$2,550,000 within thirty (30) months after the issuance of the co-operative joint venture company business license; and based on the results of the exploration by the co-operative joint venture company, if required, an additional US$1,990,000 within forty-eight (48) months after the issuance of the co-operative joint venture company business license. The capital contribution by the Company is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Brigade 209 will remain a 10% owner of the co-operative joint venture company. A definitive joint venture agreement and articles of association for the co-operative joint venture company shall be agreed upon and signed before June 30, 2004 or such later date as the Company and Brigade 209 may agree upon. The Company will be paying a finder's fee of 200,000 shares of common stock of the Company and US$200,000 in cash to True North Management Ltd., a company organized under the laws of Hong Kong, upon the completion of a formal joint venture agreement between the Company and Brigade 209.

Also on April 6, 2004, the Company and Brigade 209 agreed to jointly form another new co-operative joint venture company to carry out mineral exploration and development in the 200 square kilometre area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, PRC (the "Property"). A letter of intent for joint development of this property had been announced previously on January 27, 2004. In conjunction with entering into this preliminary joint venture agreement, the parties entered into a preliminary mine asset purchase agreement for the proposed co-operative joint venture company to acquire the mining assets, mining rights and mining permits permitting the holder to mine in the Property from a third party for a total purchase price of approximately US$2,000,000 which payments are to be on a certain payment schedule to be set out in the definitive mine asset purchase agreement to be entered into at the time of the Company and Brigade 209 entering into a definitive joint venture agreement. The operations of the co-operative joint venture company will be managed under the control of the Company. The Company is to contribute US$5,010,000 as an equity investment into the co-operative joint venture company and Brigade 209 is responsible for transferring certain gold and copper exploration permits and all related data and information on the Property to the co-operative joint venture company. Upon the full capital contribution by the Company and the transfer of the exploration permits by Brigade 209, the Company will own 90% and Brigade 209 will own 10% of the co-operative joint venture company. With respect to the US$5,010,000 equity investment into the co-operative joint venture company by the Company, the Company is required to contribute not less than US$750,000 within three months after the issuance of the co-operative joint venture company business license; and US$4,260,000 within thirty-six (36) months after the issuance of the co-operative joint venture company business license, however, any amount already paid by the Company for the acquisition of the mining assets, mining rights and mining permit from the third party will be deducted from this amount. The capital contribution by the Company is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Brigade 209 will remain a 10% owner of the co-operative joint venture company. A definitive joint venture agreement and articles of association for the co-operative joint venture company shall be agreed upon and signed before June 30, 2004 or such later date as the Company and Brigade 209 may agree upon. The Company will be paying a finder's fee of 100,000 shares of common stock of the Company and US$100,000 in cash to True North Management Ltd., a company organized under the laws of Hong Kong, upon the completion of a formal joint venture agreement between the Company and Brigade 209.

Effective May 4, 2004, the Company has by action of the majority shareholders taken the following corporate actions: (i) effected a forward stock split on a basis of two new shares for each old share; (ii) increased the authorized shares of common stock of the Company from 25,000,000 shares to 100,000,000 shares;
(iii) changed its name from Gravity Spin Holdings, Inc. to "Magnus International Resources Inc."; (iv) ratified the adoption of the Stock Option Plan adopted by the Company's Board of Directors on January 9, 2004; (v) elected Messrs. Graham Taylor, Mark Demmons, Raymond Turner and Peter Smith to serve as directors of the Company until the next annual meeting of the shareholders or until their successors shall have been elected and qualified; and (vi) ratified the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountant for the Company for the fiscal year ending July 31, 2004.

Effective May 4, 2004, the Company trades under the new symbol of "MGNU" and has the new CUSIP number 55972Y 10 3.

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

Research and Development
------------------------

During the quarter ended April 30, 2004, the Company invested approximately $0 in research and development related to new products and services.

Share Price and Volume Data
---------------------------

The Company's common stock has been quoted for trading on the OTC BB since March 25, 2003. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the last ten months. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.


OTC Bulletin Board                               Monthly Trade and Quote Summary Report
GVRS - Gravity Spin Holdings, Inc.                       Report Ending January 31, 2004
---------------------------------------------------------------------------------------
    Date              Bid                    Ask                 Price          Volume
------------ ------------------------------------------- --------------------- --------
              High   Low    Close   High   Low    Close   High   Low    Close
------------ ------ ------ ------- ------ ------ ------- ------ ------ ------- --------
04/30/04                                                   1.77   1.48   1.60
03/31/04                                                   2.70   1.07   1.45
02/29/04                                                   1.25   0.99   1.07
01/31/04       1.06   0.79    1.05   1.25   0.88   1.20    1.45   0.79   1.05  1.2 Mill
12/31/03                                                   0.89   0.55   0.80   412,800
11/30/03                                                   0.55   0.50   0.52   381,500
10/31/03        0      0        0     0       0      0      0       0     0        0
09/30/03       2.00   2.00    2.00   5.00   4.50   4.50     0       0     0        0
08/31/03       2.50   1.50    2.00   5.00   4.00   5.00    4.50   1.73   3.00   10,500
07/31/03        0      0        0     0       0      0      0       0     0        0
06/30/03        0      0        0     0       0      0      0       0     0        0
05/31/03        0      0        0     0       0      0      0       0     0        0
04/30/03        0      0        0     0       0      0      0       0     0        0


As at April 30, 2004, the Company had approximately 41 registered shareholders owning 11,271,600 shares prior to the forward stock split on a basis of 2 new shares for each one old share.

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

For the three-month period ending April 30, 2004 the Company had an operating loss of $(558,965). At April 30, 2004, the Company had a working capital deficit of $(512,017). There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in internally generating a sufficient amount of capital to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

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


Item 3. Controls and Procedures
-------------------------------

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


Part II--Other Information
--------------------------

Item 1. Legal Proceedings
-------------------------

     N/A


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

Effective November 1, 2003, the Company entered into two separate consulting agreements with a Mr. Anthony Tam and a Mr. Michael Tan with each consulting agreement having a term of four months. Under the consulting agreement with Mr. Anthony Tam, Mr. Tam assisted the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological and engineering assessment of properties of merit. Under the consulting agreement with Mr. Michael Tan, Mr. Tan assisted the Company in management and marketing to develop the business of the Company. Each consulting agreement provided for a fee of 100,000 shares of common stock of the Company (the "Consultant Shares") with such Consultant Shares being issued by the Company to the consultant in four equal installments of 25,000 shares of common stock to be issued on the last day of each month over the four month term of the consulting agreements. In addition, the Company has agreed to register such Consultant Shares on a Form S-8. As of April 14, 2004, the Company has issued in aggregate the 200,000 Consultant Shares to Mr. Anthony Tam and Mr. Michael Tan. We believe that such issuance was exempt from registration under Regulation S as the Consultant Shares were issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, both of the consultants are not United States residents.

On January 15, 2004 and in relation to the three letters of intent that were entered into by the Company (one on December 31, 2003 and two on January 15, 2004), the Company entered into two finder's fee agreements with True North Management Ltd. whereby True North Management Ltd. found certain mineral properties of merit in China and arranged for the initial introduction of certain representative of the Company to certain directors and officers of the China organizations that possess the rights to such properties of merit resulting in the execution of the three letters of intent. The Company agreed to pay a finder's fee of 100,000 shares of common stock of the Company for each executed letter of intent, which equates to 300,000 shares of common stock. As of April 14, 2004, the Company has issued the 300,000 shares under the finder's fee agreements. We believe that such issuance was exempt from registration under Regulation S as the shares were issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, True North Management Ltd. is not a United States corporation.

From February 1, 2004 to April 30, 2004, the Company received a total of $450,000 from seven investors under eight subscription agreements for the purchase of 450,000 Units prior to the forward stock split of the Company at a price of $1.00 per unit (each a "Unit"). Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional share of common stock of the Company at a price of $2.00 per share until January 9, 2005 and one piggyback warrant to purchase an additional share of common stock of the Company at a price of $4.00 per share until January 9, 2006, only if the share purchase warrant is first exercised. The Company has not issued the securities under the subscription agreements at this point in time and the funds advanced to the Company are treated as an interest free loan until the securities are issued and delivered to the appropriate investor. We believe that such issuance will be exempt from registration under Regulation S as the securities will be issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, all of the purchasers were not United States residents.

Subsequent to April 30, 2004, the Company received a total of $543,000 from nine investors under ten subscription agreements for the purchase of 1,086,000 Units post forward stock split of the Company at a price of $0.50 per Unit. The Company has not issued the securities under the subscription agreements at this point in time and the funds advanced to the Company are treated as an interest free loan until the securities are issued and delivered to the appropriate investor. We believe that such issuance will be exempt from registration under Regulation S as the securities will be issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, all of the purchasers were not United States residents.

The funds of $993,000 received from the investors mentioned above have been and will be used for salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.


Item 3. Defaults Upon Senior Securities
---------------------------------------

     N/A

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     (a) - (c)

On April 9, 2004, the Company filed a Schedule 14C - Notice of Action by a Majority of Shareholders, whereby shareholders of the Company holding 6,686,667 shares of the 10,771,066 shares issued and outstanding (62.08%) consented to and approved on March 26, 2004, the following action to be effective as of May 4, 2004: (i) a forward stock split on a basis of two new shares for each old share;
(ii) increasing the authorized shares of common stock of the Company from 25,000,000 shares to 100,000,000 shares; (iii) changing its name from Gravity Spin Holdings, Inc. to "Magnus International Resources Inc."; (iv) ratifying the adoption of the Stock Option Plan adopted by the Company's Board of Directors on January 9, 2004; (v) electing Messrs. Graham Taylor, Mark Demmons, Raymond Turner and Peter Smith to serve as directors of the Company until the next annual meeting of the shareholders or until their successors shall have been elected and qualified; and (vi) ratifying the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountant for the Company for the fiscal year ending July 31, 2004.

On May 4, 2004, the above mentioned actions became effective. For more information with respect to the corporate actions taken above and the Certificate of Amendment filed with the Nevada Secretary of State, please see the Company's definitive 14C filing on the EDGAR data base at http://www.sec.gov.


Item 5. Other Information
-------------------------

     N/A


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit List

          31.1    Certificate pursuant to Rule 13a-14(a)

          32.1    Certificate pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K:

     On March 17, 2004, the Company filed a Form 8-K which contained information on the following: (i) the letter of intent entered into between the Company and Guangxi Non-ferrous Metals Trading & Management Company, dated December 31, 2003, for a joint venture for the further development of the Guangxi Bobai Yingqiao Silver Mine; (ii) the letter of intent between the Company and Brigade 209, dated January 15, 2004, to form a new co-operative joint venture company to carry out minerals exploration and development in the 129.5 sq. km. area of the Jinlong Mountain gold district; and (iii) the letter of intent between the Company and Brigade 209, dated January 15, 2004, to form a new co-operative joint venture company to carry out minerals exploration and development in the 200 sq. km. area of Zhamashi gold, copper and polymetallic deposits in Qilian County of Qinghai Province.

     On May 5, 2004, the Company filed a Form 8-K which contained a news release announcing that effective May 4, 2004, the Company has by action of the majority shareholders taken the following corporate actions: (i) effected a forward stock split on a basis of two new shares for each old share; (ii) increased the authorized shares of common stock of the Company from 25,000,000 shares to 100,000,000 shares; (iii) changed its name from Gravity Spin Holdings, Inc. to "Magnus International Resources Inc."; (iv) ratified the adoption of the Stock Option Plan adopted by the Company's Board of Directors on January 9, 2004; (v) elected Messrs. Graham Taylor, Mark Demmons, Raymond Turner and Peter Smith to serve as directors of the Company until the next annual meeting of the shareholders or until their successors shall have been elected and qualified; and (vi) ratified the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountant for the Company for the fiscal year ending July 31, 2004. In addition, the news release also announced that effective May 4, 2004, the Company, now called Magnus International Resources Inc., will trade under the new symbol of "MGNU" and have the new CUSIP number 55972Y 10 3.

     On May 20, 2004, the Company filed a Form 8-K which contained information on the following: (i) the preliminary joint venture agreement between the Company and Brigade 209, dated April 6, 2004, to form a new co-operative joint venture company to carry out minerals exploration and development in a 83.29 sq. km. area of Huidong County in Sichuan Province, China; and (ii) the preliminary joint venture agreement between the Company and Brigade 209, dated April 6, 2004, to form a new co-operative joint venture company to carry out minerals exploration and development in the 200 sq. km. area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, China.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Magnus International Resources Inc.

Date: June 21, 2004                        Per:  /s/ Graham Taylor
                                               ---------------------------------
                                                 Graham Taylor
                                                 President, CEO, CFO, Secretary,
                                                 Treasurer and Director