Form 10KSB
period 2004-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2004-11-15
CIK 1163003

---------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------

                                   FORM 10-KSB
                                   -----------

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

                        Commission File Number 000-49961


                              ---------------------

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                    98-0351859
                 ------                                    ----------
     (State or other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                  Identification Number)


     1285 West Pender Street, Suite 110
               Vancouver, BC
                   Canada                                   V6E 4B1
  ----------------------------------------                 ----------
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (604) 694-1432
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                              ---------------------


Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                             ------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days: Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

State issuer's revenues for its most recent fiscal year.  July 31, 2004: $-0-


Aggregate market value of outstanding Common Stock held by non-affiliates: As of
--------------------------------------------------------------------------
October 15, 2004, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $15,914,267.

Outstanding Common Stock: As of October 15, 2004, the Company had 22,543,200*
-------------------------
shares of Common Stock outstanding. An additional 1,833,333 shares are potentially outstanding pursuant to options which have vested or will vest within 60 days of October 15, 2004. As of the date of filing this report, no options have been exercised.


* After taking into effect the forward stock split on a basis of two new shares for each one old share, which became effective on May 4, 2004.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                        Page
                                                                       ------
                                                                          1
FORWARD STOCK SPLIT                                                       1
USE OF NAMES                                                              1
CURRENCY                                                                  1
METRIC CONVERSION TABLE                                                   1
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS                                 1

                                     PART I
                                     ------
ITEM 1.  DESCRIPTION OF BUSINESS AND RISK FACTORS                         1
ITEM 2.  DESCRIPTION OF PROPERTY                                          9
ITEM 3.  LEGAL PROCEEDINGS                                               14
ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               14

                                     PART II
                                     -------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                           14
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATIONS                                                 16
ITEM 7.  FINANCIAL STATEMENTS                                            19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                        20
ITEM 8A. CONTROLS AND PROCEDURES                                         20
ITEM 8B. OTHER INFORMATION                                               20

                                    PART III
                                    --------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTRL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT      20
ITEM 10. EXECUTIVE COMPENSATION                                          24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  30
ITEM 13. EXHIBITS                                                        31

                                     PART IV
                                     -------
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                          32

                               FORWARD STOCK SPLIT
                               -------------------

Unless specified otherwise, all discussion herein gives effect to the Company's May 4, 2004 forward stock split on a basis of two new shares for each one old share.


                                  USE OF NAMES
                                  ------------

In this report, the terms "Magnus" and "Company", unless the context otherwise requires, mean Magnus International Resources Inc. and its subsidiaries.


                                    CURRENCY
                                    --------

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.


                             METRIC CONVERSION TABLE
                             -----------------------

To Convert Imperial Measurement Units  To Metric Measurement Units   Multiply by
-------------------------------------  ---------------------------   -----------
Acres                                            Hectares              0.4047
Feet                                              Meters               0.3048
Miles                                           Kilometers             1.6093
Tons (short)                                      Tonnes               0.9071
Gallons                                           Liters               3.7850
Ounces (troy)                                     Grams                31.103
Ounces (troy) per ton (short)                 Grams per tonne          34.286


                    UNCERTAINTY OF FORWARD-LOOKING STATEMENTS
                    -----------------------------------------

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forward-looking statements concerning, among other things, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Part I--Item 1. Description of the Business and Risk Factors". Magnus assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS AND RISK FACTORS
-------------------------------------------------

General Overview
----------------

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of gold, copper, iron ore and silver properties, focusing on China. The current primary focus of the Company is the exploration and development of gold and other precious resource properties in China. To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see "Letters of Intent and Preliminary Agreements" and "Joint Venture Agreements" below). Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities. The Chinese venture partner may also provide geological expertise and carry out geological evaluations of joint venture properties.

We are incorporated under the laws of the State of Nevada, USA on April 4, 2001 and have a July 31, 2004, fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Executive Office                      Registered Office                Kunming, China Field Office
----------------                      -----------------------------    ---------------------------
Magnus International Resources Inc.   Nevada Corporate Headquarters,   Dushimingyuan Bldg.
1285 West Pender Street, Suite 110    Inc.                             No. A-2708, Central Renmin Road
Vancouver, BC                         101 Convention Center Drive      Kunming City, Yunnan Province
Canada                                7th Floor                        650031, People's Republic of China
V6B 5X6                               Las Vegas, Nevada, 89109         Tel: 86-871-3642420
Tel: (604) 694-1432                   Tel:  (702) 873-3488             Fax: 86 871 3642420
Fax: (604) 602-1499                   Fax: (702) 221-0904

The price of the Company's common stock has been quoted for trading on the OTC BB since March 25, 2003.


Letters of Intent and Preliminary Agreements
--------------------------------------------

As of July 31, 2004, the Company had signed a number of letter agreements and preliminary joint venture agreements. By mutual agreement of the parties involved, some of those agreements will not be formalized, while it is intended that others will be formalized in the near future.

On December 31, 2003, the Company entered into a letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company, a company organized under the laws of the People's Republic of China, for the further prospecting and development of the Guangxi Bobai Yingqiao Silver Mine located in Yingqiao Town, Bobai County in Guangxi Province, China. The Company paid a finder's fee of 200,000 shares of common stock of the Company to True North Management Ltd. ("True North Management"), a company organized under the laws of Hong Kong, with respect to the entering into the letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company. The deadline for agreement on a definitive joint venture agreement and articles of association for the co-operative joint venture company has passed, but the parties are currently negotiating a possible extension.

On January 15, 2004, the Company entered into a letter of intent with Brigade 209 of the Nuclear Industry of Yunnan Province, People's Republic of China ("Team 209") to form a new co-operative joint venture company to carry out minerals exploration and development in the 129.5 sq. km. area of the Jinlong Mountain gold district. The Company paid a finder's fee of 200,000 shares of common stock of the Company to True North Management with respect to the entering into the letter of intent for a co-operative joint venture company with Brigade 209. In September of 2004, the parties, by mutual agreement, decided not to proceed with the Jinlong joint venture.

On April 6, 2004, Magnus and Team 209 signed a preliminary joint venture agreement to form a co-operative joint venture company to carry out mineral exploration and development in the 200 square kilometer area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, PRC. In conjunction with entering into this preliminary joint venture agreement, the parties entered into a preliminary mine asset purchase agreement for the proposed co-operative joint venture company to acquire the mining assets, mining rights and mining permits, permitting the holder to mine in the Property, from a third party for a total purchase price of approximately $2,000,000 which payments are to be on a certain payment schedule. This schedule will be set out in the definitive mine asset purchase agreement to be entered into if and when Magnus and Team 209 enter a definitive joint venture agreement. The operations of the co-operative joint venture company are to be managed under the control of Magnus. Magnus is to contribute $5,010,000 as an equity investment into the co-operative joint venture company and Team 209 is responsible for transferring certain gold and copper exploration permits and all related data and information on the Property to the co-operative joint venture company. Upon the full capital contribution by Magnus and the transfer of the exploration permits by Team 209, Magnus will own 90% and Team 209 will own 10%of the co-operative joint venture company. With respect to the $5,010,000 equity investment into the co-operative joint venture company by Magnus, Magnus is required to contribute not less than $750,000 within three months after the issuance of the co-operative joint venture company business license; and $4,260,000 within thirty-six (36) months after the issuance of the co-operative joint venture company business license. However, any amount already paid by Magnus for the acquisition of the mining assets, mining rights and mining permits from the third party will be deducted from this amount. The capital contribution by Magnus is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, Magnus will be responsible for providing such funding, however, Team 209 will remain a 10% owner of the co-operative joint venture company. A definitive joint venture agreement and articles of association for the co-operative joint venture company shall be agreed upon and signed before November 30, 2004, or such later date as Magnus and Team 209 may agree upon. Magnus will pay a finder's fee of 100,000 shares of common stock of Magnus and $100,000 in cash to True North Management upon the execution of a formal joint venture agreement between Magnus and Team 209 with respect to this Property. Magnus has already issued 200,000 shares of its common stock to True North Management with respect to the letter of intent that was executed between Magnus and Team 209 on January 15, 2004, in relation to this Property. The parties have been actively negotiating an alternative joint venture agreement, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company. Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company's capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).

On July 6, 2004, the Company signed a formal cooperative joint venture contract with Team 209 to form a new cooperative joint venture company, Long Teng Mining Ltd., a Chinese corporation, to carry out mineral exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province, China and an area of 44.02 square kilometers in Luquan County, Yunnan Province, China. More information on these agreements and these properties is furnished directly below under "Description of the Business, Joint Venture Agreements" and under "Description of Properties". Magnus is obligated to pay a finder's fee of 200,000 shares of its common stock and $200,000 to True North Management for the signing of this formal joint venture agreement between Magnus and Team 209.


Joint Venture Agreements
------------------------

On July 6, 2004, the Company signed a formal cooperative joint venture contract ("JV Agreement") with Team 209 to form a new cooperative joint venture company, Long Teng Mining Ltd., a Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province, China and an area of 44.02 square kilometers in Luquan County, Yunnan Province, China (the "Exploration License areas"). Under the JV Agreement, if either Magnus or Team 209 acquires any further mining rights for the area surrounding the Exploration License areas then the respective party must, on a first priority basis, transfer such mining rights to Long Teng Mining Ltd. for a fee permitted by law or at an appropriate price.

The operations of the joint venture company are managed under the control of Magnus. Magnus is to contribute $5,000,000 as an equity investment into Long Teng Mining Ltd. over the next 3-5 years and Team 209 is responsible for transferring certain gold and copper exploration permits for the Properties to Long Teng Mining Ltd. Upon full capital contributions by Magnus and the transfer of the exploration permits by Team 209, Magnus will own 90% and Team 209 will own 10% of Long Teng Mining Ltd.


With respect to the $5,000,000 equity investment into Long Teng Mining Ltd. by Magnus, Magnus is required to contribute not less than $460,000 within three months after the issuance of the Long Teng Mining Ltd. business license; $1,000,000 within twenty four (24) months after the issuance of the Long Teng Mining Ltd. business license; $1,550,000 within thirty-six (36) months after the issuance of the Long Teng Mining Ltd. business license; and based on the results of the exploration by Long Teng Mining Ltd., if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the Long Teng

Mining Ltd. business license. The capital contribution by Magnus is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, Magnus will be responsible for providing such funding, however, Team 209 will remain a 10% owner of Long Teng Mining Ltd.

In addition, Magnus is required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the Chinese government approves of the issuance of the Long Teng Mining Ltd. business license, and the transfer of all relevant exploration permits from Team 209 into Long Teng Mining Ltd.

On September 29, 2004, this JV Agreement was approved by the Chinese Government and a business license for Long Teng Mining Ltd. was issued. Application to transfer the exploration and mining rights from Team 209 to Long Teng Mining Ltd. is currently under way.

As of July 31, 2004, Magnus had advanced US $500,000 to Long Teng Mining Ltd., which will be returned to Magnus if all required government approvals for conducting business and exploration are not obtained.


Employees
---------

As of July 31, 2004, the Company had 1 full-time employee (over and above its directors, officers and consultants), who was employed in an administrative capacity at the Company's office in Kunming, China. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management. One such consultant, Anthony Tam, is discussed further under "Key Consultants" below.


Other Property Interests and Mining Claims
------------------------------------------

While the Company is actively seeking new prospects, it currently only has interests in the above noted joint venture properties in China.


Government Regulation
---------------------

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Canada and China, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has pending applications for those licenses, permits and other authorizations currently required to conduct its explorations in China (through its joint venture company). In China, joint venture agreements, business licenses for joint venture companies, and the acquisition and transfer of exploration and mining permits are all acquired subject to government approval. Such approval may involve many levels of government (i.e. Federal, Provincial, County and/or City approval), and the Company cannot guarantee that all such approvals will be successfully obtained even where a joint venture has been successfully established. Moreover, even where joint venture agreements obtain government approval and business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits will be approved, nor can the Company guarantee that such approvals will be obtained from all levels of government required for such approval.

The Company believes that it is and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in China. There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations.


Environmental Regulation
------------------------

The Company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment, both in North America and in China. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where the Company operates or may operate in the future could require additional capital expenditures and increased operating costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects.

In the proceeding year, there were no material environmental incidents or non-compliance with any applicable environmental regulations. The Company estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year.


Competition
-----------

The Company competes with other mining companies in connection with the acquisition of prospective properties and joint venture projects. There is competition for the limited number of opportunities, some of which is with other companies having substantially greater financial resources than the Company. As a result, the Company may have difficulty acquiring attractive projects at reasonable prices.

The Company believes no single company has sufficient market power to affect the price or supply of gold or other minerals in the world market.


Other Recent Events
-------------------

Effective May 4, 2004, Magnus, by action of the majority shareholders, took the following corporate actions: (i) effected a forward stock split on a basis of two new shares for each old share; (ii) increased the authorized shares of common stock of Magnus from 25,000,000 shares to 100,000,000 shares; (iii) changed its name from Gravity Spin Holdings, Inc. to Magnus International
                      ---------------------------    --------------------
Resources Inc.; (iv) ratified the adoption of the Stock Option Plan adopted by
--------------
Magnus' Board of Directors on January 9, 2004; (v) elected Messrs. Graham Taylor, Mark Demmons, Raymond Turner and Peter Smith to serve as directors of Magnus until the next annual meeting of the shareholders or until their successors shall have been elected and qualified; and (vi) ratified the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountant for Magnus for the fiscal year ending July 31, 2004.

Effective May 4, 2004, Magnus began trading under the new symbol of "MGNU" and had the new CUSIP number of 55972Y 10 3.


Risk Factors
------------

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS
-------------------------------------------------------------------------------
PROSPECTS.
----------

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.


LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.
----------------------------------------------

For the three-month period ending July 31, 2004, the Company had an operating loss of $711,519. At July 31, 2004, the Company had a working capital deficit of

$480,655. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company's outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.


THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED
-------------------------------------------------------------------------------
BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.
-----------------------------------------------------------------------

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "MGNU". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.


FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF THE COMPANY'S STOCK.
-----------------------------------------------------------------------------

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.


MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SPECULATIVE IN NATURE.
-------------------------------------------------------------------------

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

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


THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY
------------------------------------------------------------------------------
AFFECT THE COMPANY'S FINANCIAL CONDITION.
-----------------------------------------

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition


THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY
----------------------------------------------------------------------------
REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE
--------------------------------------------------------------------------------
COMPANY.
--------

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

The operations of the Company including exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

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


COMPETITION MAY HAVE AN IMPACT ON THE COMPANY'S ABILITY TO ACQUIRE ATTRACTIVE
-----------------------------------------------------------------------------
MINERAL PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S
---------------------------------------------------------------------
OPERATIONS.
-----------

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


DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE
--------------------------------------------------------------------------
COMPANY.
--------

The Company has no control over the fluctuations in the prices of the metals that it is exploring for. A significant decline in such prices would severely reduce the value of the Company.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF
------------------------------------------------------------------------------
THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.
--------------------------------------------------------------------------

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant fact in the Company's growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on the Company. In particular, the success of the Company is highly dependant upon the efforts of the President, Treasurer, Secretary, CEO and director of the Company, Graham Taylor, the loss of whose services would have a material adverse effect on the success and development of the Company.


THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR
-----------------------------------------------------------------------------
THE LOSS OF CERTAIN KEY INDIVIDUALS.
------------------------------------

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel.


WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A
---------------------------------------------------------------------
COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH THE
-------------------------------------------------------------------------------
COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.
------------------------------------------

The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or "reserve," exists on any properties for which the Company currently has (through a joint venture agreement) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.


WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL
---------------------------------------------------------------------------
DEPOSITS EXIST ON OUR PROPERTIES.
---------------------------------

Any potential development and production of the Company's exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company's operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

          o Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
          o    Availability and costs of financing;
          o    Ongoing costs of production;
          o    Market prices for the minerals to be produced;
          o    Environmental compliance regulations and restraints; and
          o    Political climate and/or governmental regulation and control.


GENERAL MINING RISKS
--------------------

Factors beyond the control of Magnus may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices, in particular gold and copper prices, have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.


ITEM 2.  DESCRIPTION OF PROPERTIES.
-----------------------------------

Joint Venture Properties
------------------------

The Company has recently formalized a joint venture partnership with Team 209. This group of experienced government geologists has been instrumental in the rapid development of the Boka Gold Project ("Boka") through its own joint venture partnership with Southwestern Resources Corp. ("Southwestern"), a British Columbia corporation that is listed and posted for trading on the Toronto Stock Exchange. Magnus is working closely with Team 209 to pursue an exploration strategy on its own properties similar to that which resulted in the Boka discoveries.

Through its joint venture agreement with Team 209, the Company currently has interests in the following properties:

        Property Location                Property Size         Company's Interest Governed Under
---------------------------------   -----------------------   -----------------------------------

Luquan County Dasongshu district,   83.29 square kilometers   Cooperative Joint Venture Contract,
      Yunnan Province, China                                           dated July 6, 2004

     Sujiayakou, Weiliancun,        44.02 square kilometers   Cooperative Joint Venture Contract,
   Maanshan district, Sichuan                                          dated July 6, 2004
        Province, China

The JV Agreement with Team 209 grants the Company a right to participate in the proceeds from the properties above for a term of 30 years, which may be extended. Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Team 209), provided certain financing schedules are met by the Company (see "Description of the Business and Risk Factors - Joint Venture Agreements" and exhibit 10.15, "Team 209 Joint Venture Agreement and amendments").


Property Descriptions
---------------------


Sichuan Province Property (Hui Dong County)
-------------------------------------------


Property Location
-----------------

The 83 square kilometer Hui Dong property is located in Sichuan Province about 280 kilometers north of Kunming, a city of five million people in neighboring Yunnan Province. The property is located in the eastern region of Hui Dong County of Sichuan Province and belongs to Gan Hai Zi Township, Ye Niu Ping Township and part of Song Ping Township of Hui Dong County. Main accesses to the property are via county roads, with a county-to-township road heading west and simple roads linking each township. Access and transportation may be a challenge in some areas due to high mountains and deep valleys, and remote locations from the main highways. However, as stated, smaller roads exist throughout the property and chances are reasonable that prospective mining sites may be located in the vicinity of an existing utility road.

The property is in a plateau region with an average altitude of 2,000 - 3,000 meters. The Jin Sha River passes through the eastern part of the property, at an altitude of approximately 680 meters. There are many seasonal rivers passing through the area heading east into the Jin Sha River. The mining site is located in subtropical climate, yet can be relatively chilly in the winter due to the higher altitudes. The annual average rainfall is 650 - 850 mm with a minimum annual rainfall of 570 mm. The rain mainly occurs between July and August, (the rainy season) with a monthly rainfall of 150-200 mm. During the rainy season, access can become more challenging as roads become harder to navigate and, in more extreme cases, roads get washed out and must be repaired.

Regional Geology
----------------

Rocks in the Huidong area consist mainly of a series of weakly metamorphosed shales, siltstones and sandstones of middle to late Proterozoic age (approximately 500 million to 1 billion years old). These rocks were subject to many periods of deformation throughout geologic time, one of the most significant of which was the development of the north-south Panxi rift zone. By creating pathways for gold-rich fluids, the Panxi rift and associated faults are believed to have played an important role in the formation of the gold mineralization at Boka and Huidong

There are a number of government owned copper mines in the area, the closest being the Dongchuan Copper Camp about 50 kilometers south of Hui Dong. Over the past half century there has been little interest in gold exploration on the part of the Chinese federal government, which focused almost exclusively on the discovery and development of base metal deposits to support China's industrial development.

The Boka Trend
--------------

Various geological indicators point to Hui Dong's being on trend (in alignment) with the north south oriented fault system that controls the multi-zone Boka Trend, which to date has yielded six different discoveries over a 25 kilometer plus corridor. A number of shear zones on the Magnus joint venture bear a strong resemblance to shears along this 25-kilometer-plus structural zone or trend, including a 9.5 kilometer strike length that hosts the Boka gold discoveries.

Numerous gold-in-soil anomalies at Hui Dong also suggest that the Boka trend continues onto the Hui Dong Property. Southwestern Resources Corp. recently confirmed that there is conclusive proof of the "positive association between mineralization at the Boka Gold Project and gold-in-soil anomalies." Further supporting Southwestern Resources Corporation's proof is the discovery of high-grade gold in numerous tunnels cut by peasant miners into the hillsides of the Boka Gold project. Management of Magnus believes that a similar scenario is playing out at Hui Dong.

Regional Mining History
-----------------------


Regional Mining History

The Boka Gold Project and the Hui Dong Property straddle five major copper producing areas in the Sichuan and Yunnan provinces. This area includes one of China's highest yield mining areas, the Dongchuan Copper Camp, which is located about 50 kilometers south of Hui Dong and has been mined for more than 500 years.

For the past 50 years, the Chinese government has focused almost exclusively on the development of copper mines in these areas in support of industrialization. While the government has not developed the gold deposits in the area, local artisan miners have, over the last several decades, recovered gold from small alluvial deposits in the area's rivers that drain unexplored mountain terrain near Hui Dong and the Boka Project.

Since the 1999 Boka gold discovery, peasant miners have had success by hand digging pits and tunnels into the mountainsides, where some have found rich gold mineralization. The regional government has recently intervened and put an end to individual mining, but the tunnels and pits left behind aided Southwestern Resources Corporation and its joint venture partner, Team 209, in identifying gold zones with the greatest potential.

The Boka Trend Discovery
------------------------

A Chinese government exploration team made the first discovery in the Boka Trend in 1999 following a program of stream sediment sampling and soil geochemistry. The word of the discovery spread quickly. More than 1,000 artisan miners moved in and dug some 200 tunnels and pits into the mountainsides. Many high grade zones have been found in these tunnels, where coarse, visible gold is often present.

Artisan miners had also begun extracting gold from the mountainsides on the Magnus Hui Dong property, which lies across the Jin Sha River from the Boka Gold Project. These pits and tunnels are expected to be an initial focus of the Company's exploration activities.

One of the first tunnels to be sampled by Southwestern Resources Corporation and Team 209 yielded a vein 34.5 meters long grading 75.2 grams per ton of gold (2.42 ounces per ton). To date, about a dozen key discovery zones have been identified (which are confined to a specific stratigraphic horizon) within a 25-kilometre-plus structural zone or trend at the Boka Gold Project. Mapping, surveying and geochemical sampling of the approximately 200 tunnels and pits excavated by peasant miners aided in the evaluation of these zones . The extent of the Boka Gold Project's mineralized horizon has yet to be fully determined. One analyst at the U.S. investment firm Raymond James Financial estimates that the trend's initial eight kilometer strike length could possibly contain up to
8.4 million ounces of gold.

Exploration to Date
-------------------

Prior to Team 209's involvement at Hui Dong, Team 404 of the Sichuan Province Geological Mining Bureau conducted regional-scale exploration for gold, copper and other minerals in the area. Work consisted of regional-scale stream sediment sampling, soil sampling, trenching and some tunneling. Results from eleven trenches and three deeper tunnels showed encouraging signs of gold and copper mineralization. Based on the results of this work, Team 404 geologists believe the area has strong potential for significant gold and /or copper deposits.


Yunnan Province Property (Luquan County)
----------------------------------------

The Luquan Property is located approximately 40km west of Boka, and approximately 30km southwest of the Hui Dong property. The terrain is very similar to that of the other properties.

Information on the development and mineralization of the Luquan property is limited at the moment. It appears that some preliminary work has been done and that results have been relatively positive, but the Company is still in the process of having available reports translated to English and is also in the process of having the limited amount of information that has been translated to English analyzed by its geological consultants. This property was added to the Company's joint venture agreement of July 6, 2004, with Team 209, as an addendum to that agreement while the joint venture agreement was going through the government approval process. It was suggested, by the government review authorities, that the Luquan Property should be included under the JV Agreement originally only covering the Hui Dong property. Changes were subsequently made to the JV Agreement by mutual agreement of the parties in the interest of speeding up government approval and improving the overall agreement. Thus, as of the date of this report, information about the Luquan property is limited.

Exploration Plan for both Properties
------------------------------------

Near-term Exploration Focus
---------------------------

The initial exploration program that encountered a number of important anomalous gold zones at the Boka Gold Project consisted of geochemical soil sampling, geological mapping and surveying to define targets for follow-up trenching and drilling. Magnus is and expects to continue to take a similar approach with the continuation of its own 2004 exploration program, which includes soil and rock sampling, as well as detailed structural and stratigraphic mapping. Magnus intends to follow up with trenching and tunneling in the most prospective areas. Drilling is expected to commence by June of 2005.

These exploration techniques were instrumental in delineating virtually every gold discovery at the Boka Project. Ongoing diamond drilling at Boka is helping to determine the size, scope and average grade of the 25 kilometer plus mineralized horizon or trend (including a 9.5 kilometer strike length) that includes these various gold discoveries and other prospects.

Magnus may also expedite efforts to zero in on high grade mineralized structures and zones with satellite imagery of both the Hui Dong Property and Boka Gold Project. The Company expects to use this exploration tool to look for zones of hydrothermal alteration on both properties. By studying the geological footprint of Southwestern's key discovery zones, Magnus expects to accelerate the identification of similar features on its Hui Dong Property and Luquan property.

Magnus, in conjunction with Joint Venture partner Team 209, plans a comprehensive exploration program at Hui Dong to begin in late November 2004. Work is expected to focus on exploration for gold and copper and to be modeled after the Team 209 success at the nearby, geologically similar, Boka gold project. The goal of the program is to define the extent of gold and copper anomalies in the Hui Dong area through soil and rock sampling, trenching, tunneling and geological mapping. Then, the anomalies are expected to be tested by a core drilling program to begin by summer of 2005.

The exploration program is expected to begin by assessing the extent of previous stream sediment sampling and adding to that survey if necessary. Significant stream sediment anomalies will be target for more detailed sampling in the soil geochemistry program to follow. A two-stage soil geochemistry program is planned. Stage 1 involves property-wide soil sampling and will build on regional soil and stream sediment sampling previously accomplished by Team 209. A plan developed in consultation with Paul Taufen, geochemist and AMEC associate, is expected to begin by collecting soil samples on both north-south and east-west directed lines with sample centers of 800 x 100 meters. A total of 2350 samples are planned for this phase of the program which should provide a good picture of significant fault-controlled mineralization. Following analyses of first stage results, infill sampling at closer line spacing intervals is expected to be done to further define significant anomalies. A total of 7500 soil samples are anticipated in stages 1 and 2.

Geological mapping is planned to be done concurrently with the soil geochemical survey. Once familiar with the stratigraphic section, Team 209 geologists are expected to complete geological mapping at a scale of 1:25,000 (approximately 1" = 2000'). More detailed mapping at 1:10,000 (approximately 1"=1000') is expected to be done in favorable areas defined by results of the soil geochemical survey. Satellite imagery is anticipated to be incorporated into the mapping program to aid in identifying potential ore-controlling faults and also areas of altered rocks associated with mineralized zones. Appropriate ground-based geophysical programs including magnetics and IP/resistivity surveys, may be used to identify buried zones of alteration potentially related to gold and copper mineralization.

Hand-dug trenches are expected to be constructed across the best anomalies to obtain better rock exposures for sampling and more detailed mapping. A total of 3000 cubic meters of trenches are anticipated which should yield several hundred rock samples along outcrop exposures in the trenches. Gold zones, defined by the trenching and rock sampling, will then be targeted for drilling in mid 2005. For less accessible areas too difficult for drill rigs to get to, tunneling is expected to be done to further define and sample gold mineralized zones. If after tunneling, the zone is still considered to be favorable and warrant drilling, a road is expected to be constructed to provide drill rig access. Ore-grade drill intercepts are expected to be followed-up by a second round of drilling in the fall of 2005. The 2005 exploration program is expected to lay the ground work for continuing exploration and development at Hui Dong in subsequent years.

Preliminary Joint Venture Property, Qinghai Province Property (Qilian County)
-----------------------------------------------------------------------------

On April 6, 2004, Magnus and Team 209 signed a preliminary joint venture agreement to form a co-operative joint venture company to carry out mineral exploration and development in the 200 square kilometer area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, PRC (see "Letters of Intent and Preliminary Agreements" above).

Property Location
-----------------

The Qilian Project is a 200 square kilometer gold and copper prospect located in Qinghai province in western China. The project is situated in a largely unexplored region about 285 kilometers west of the provincial capital city of Xining. The Qilian region had for many years been a restricted military zone because of its role in China's space program and as a result was off limits to any mineral exploration or development. Mineral exploration in the area include the Donggou Copper Deposit, where recent small scale mining by local miners in tunnel complexes has revealed the presence of some high-grade copper and favorable gold values.

Regional Geology
----------------

The Qilian Project lies within a major tectonic zone of parallel, northwest trending faults. Rocks in the mine area are fractured, creating a very favorable environment for the emplacement of copper and gold mineralization. Abundant quartz calcite veins are common near the mine tunnels and especially in the upper mine tunnels. Mineralization is hosted by shear zones related to the strong, northwest-trending tectonic forces that shaped the region's geology. Evidence of placer gold mining (i.e. small pits and rock piles) is common along the rivers banks and streams channels that drain the area.

Initial Exploration History
---------------------------

Small scale mining by a group of local miners at the Donggou Deposit is underway on an existing 0.57 square kilometer mining lease, which may be included in the joint venture. Construction of a small (150 ton/day) mill was completed in 2002. Mineralized rock from two tunnels, at a combined length of about 1740 meters, is trucked 16 kilometers down the mountain to a mill that is situated between the towns of Qilian and Donggou. Here, it is crushed and recovered by floatation to produce a copper concentrate. Team 209 geologists have also conducted early-stage channel sampling and trenching, which further corroborated the presence of impressive mineralization. Although possibly not part of the joint venture agreement, the presence of the Dongguo deposit is indicative of the mineral potential in the area. Magnus expects to concentrate its early exploration program in search of similar areas of copper and gold mineralization.

Magnus and its partner, Team 209, provided a formal joint venture agreement can be finalized, intend to conduct a systematic exploration program at the Qilian Project in early 2005. Its initial focus is expected to be on Donggou-like deposits. The program is expected to consist of sampling of mineralized outcroppings, surface geological mapping and follow up drilling. Also, ground based geophysical surveys and airborne reconnaissance, including the use of satellite imagery, are anticipated to be used to expose similar mineralized zones within the project area.


Leased Office Space
-------------------

The Company currently leases two administrative offices, one in Vancouver, BC, and the other in Kunming, China. These leased properties are described in the table below:

              Address                    Approximate Size        Lease Term      Approximate monthly cost
------------------------------------   --------------------   ----------------   -------------------------

Suite 110-1285 West Pender,             1200 Square feet      Month to month      $2900 CDN
Vancouver, BC, Canada                                         lease

Dushimingyuan Bldg., No. A-2708,        1000 Square feet      2 years (expires     RMB 4000, which was
Central Renmin Road, Kunming City,                            April 5, 2006)       equal to approximately
Yunnan Province 650031, People's                                                   $485 USD on July 31,
Republic of China                                                                  2004


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. None of the Company's directors, officer or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

Effective May 4, 2004, Magnus, by action of the majority shareholders, took the following corporate actions: (i) effected a forward stock split on a basis of two new shares for each old share; (ii) increased the authorized shares of common stock of Magnus from 25,000,000 shares to 100,000,000 shares; (iii) changed its name from Gravity Spin Holdings, Inc. to "Magnus International Resources Inc."; (iv) ratified the adoption of the Stock Option Plan adopted by Magnus' Board of Directors on January 9, 2004; (v) elected Messrs. Graham Taylor, Mark Demmons, Raymond Turner and Peter Smith to serve as directors of Magnus until the next annual meeting of the shareholders or until their successors shall have been elected and qualified; and (vi) ratified the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountant for Magnus for the fiscal year ending July 31, 2004.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
----------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------

Market Information
------------------

The Common Shares of Magnus are listed and posted for trading on the OTC Bulletin Board under the symbol "MGNU". The market for Magnus' common stock is limited, volatile and sporadic. The following table sets forth the high and low sale prices relating to Magnus' common stock since its was listed and posted for trading on the OTCBB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions. All prices give effect to the Company's May 4, 2004 forward share split (2 new shares were given for each one existing share).

Quarter ended
-------------
2003                      High Trade            Low Trade
----                      ----------            ---------
April 30                    0.025                 0.015
July 31                      1.50                  0.03
October 31                   2.25                 0.505

2004
----
January 31                  0.725                  0.25
April 30                     1.35                 0.495
July 31                      1.11                  0.85
October 31                   1.26                  0.90

Holders
-------

As of October 15, Magnus had approximately 41 shareholders of record.

Dividends
---------

The Company has never paid dividends. While any future dividends will be determined by the directors of the Company after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Company.

Section 15(g) of the Securities Exchange Act of 1934
----------------------------------------------------

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities and Changes in Control of the Company
-----------------------------------------------------------------------------

On November 24, 2003, the Board of Directors appointed Mr. Graham Taylor as a director of the Company. On the same day, Mr. Bruce Turner resigned as a director and all other offices held by him with the Company. Upon the Board's acceptance of Mr. Bruce Turner's resignation, Mr. Graham Taylor was appointed as President, Chief Executive Officer, Secretary and Treasurer of the Company.

On November 25, 2003, Excel Trust, the beneficiary of which is Mr. Graham Taylor, entered into a share purchase agreement with Oakridge Holdings Inc. whereby Excel Trust acquired 3,333,333 (pre-forward stock split) shares of common stock of the Company registered in the name of Oakridge Holdings Inc. from Oakridge Holdings Inc. at US$0.015 per share for a total of US$50,000.

On November 25, 2003, Emerson Trust, the beneficiary of which is Mr. Graham Taylor, entered into a share purchase agreement with S.S. Holdings Inc. whereby Emerson Trust acquired 3,333,334 (pre-forward stock split) shares of common stock of the Company registered in the name of S.S. Holdings Inc. from S.S. Holdings Inc. at US$0.015 per share for a total of US$50,000.

Upon completion of the share purchase agreements involving Excel Trust and Emerson Trust, Mr. Graham Taylor beneficially owns 6,666,667 (pre forward stock split) shares of common stock of the Company, which then constituted approximately 62% of the issued and outstanding capital stock of the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2004, and the related notes thereto.


Overview
--------

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of gold, copper, iron ore and silver properties, focusing on China. The current primary focus of the Company is the exploration and development of gold and other precious resource properties in China. To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see "Letters of Intent and Preliminary Agreements" and "Joint Venture Agreements" above). Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.


Outlook
-------

Mineral prices have been rising steadily during our last fiscal year. For example, at July 31, 2003, the price of gold was 354.75 compared to 391.40 at July 31, 2004, representing an increase of approximately 10%. Similarly, the value of copper increased approximately 35% (from 81.80 to 127.55) and the value of silver increased approximately 21% (from 5.15 to 6.54) during the same period. Management believes that this trend will continue for several years to come and as a result, the properties that are owned and controlled by the Company which contain mineralized material could gain in value. However, there is no assurance that gold prices will continue to rise (see "Part I--Item 1.9.9, Business--Risk Factors-- "Downward fluctuations in metal prices may severely reduce the value of the Company".).

At July 31, 2004, we had interests in two properties that might contain mineralized material (see "Joint Venture Properties").

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had working capital deficiency of $480,655 at July 31, 2004. Total cash requirements stipulated under the Company's Joint Venture Agreement with Brigade 209 of China calls for a $5,000,000 equity investment into the joint venture company by Magnus. Under the agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of July 31, 2004, the company had advanced $500,000 to the joint venture company which, upon government approval of the transfer of exploration licenses, will become contributed capital. The business license for the joint venture company was approved and issued o July 29, 2004. Thus, the company has at least 24 months from July 29, 2004, to contribute at least $1,000,000 to the joint venture company, and then all other contributions must be made as per the schedule above. The Company will need to raise additional funds through private placements in order to meet its future investment requirement in the joint venture. While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the company will not generate sufficient revenue to cover any shortfall in the next year.

In addition to the above agreement, the Company has entered a letter of intent (the Guangxi Bobai Yingqiao Silver Mine project) and a preliminary joint venture agreement (Qilian County of Qinghai Province project) that may lead to other formal joint venture agreements similar to the one outlined above. ("Description of Business and Risk Factors, Letters of Intent and Preliminary Agreements"). Should one or both of these agreements formalize, the Company will have a substantially higher monetary commitments than that outlined above.


Results from Operations
-----------------------

Summary
-------

The Company's consolidated net loss for the current fiscal year was $1,737,327 or $.08 per share compared to the previous year's consolidated net income of $32,274 or $0.0015 per share for a net decrease of $1,769,601. The largest new expense was related to consulting services (including finder's fees), performed by True North Management and other consultants in association with closing the formal joint venture agreement, the preliminary joint venture agreement, and the various letters of intent (see "Letters of Intent and Preliminary Agreements", "Joint Venture Agreements" and "Significant Employees / Consultants").

Mineral production and revenue
------------------------------

As we are still a development stage company and in the exploration stage of development on our two Chinese properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs
--------------------------------------------------

We are committed to contribute at least $1,000,000 to the joint venture company within 24 months of July 29, 2004. This contribution will be used for the preliminary geological testing described above under "Exploration Plan for Both Properties." At this preliminary stage, it is difficult to estimate whether the exploration costs will exceed the Company's total capital commitments required under the joint venture agreement.

Corporate administration and investor relations
-----------------------------------------------

Corporate administrative and investor relations costs were $240,033 in the current fiscal year compared to $1,754 in the previous year, representing an increase of $238,279. Included in these costs are the costs of an investor relations program started in the year, the cost of setting up the Company's offices in Vancouver and Kunming, and business development costs in association with new joint ventures in China. Also included are travel expenses for executives and geologists to China, travel to various conferences, and other miscellaneous office expenses.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

Cash used in Operations
-----------------------

Cash used in operations was $544,567 in the current fiscal year compared to cash uses of $7,863 in the previous year.

The increase of $536,704 can be attributed to the administrative increases noted above, the addition of an employee and several consultants, and other costs (legal, etc.) associated with increased business activity (mainly, the procurement and signing of our various joint ventures, preliminary joint ventures, and letters of intent).

Financing Activities
--------------------

The Company received cash from financing activities of 1,327,254 in the current fiscal year compared to $60,940 in the previous year.

The Company was in the middle of a private placement at July 31, 2004. By July 31, 2004, a total of $1,327,254 had been raised from 17 subscribers, and as at October 15, 2004, a total of $1,552,254 had been raised from 20 subscribers. The Company expects the private placement to close in late 2004. This private placement consists of an offering of up to 5,000,000 units (each a "Unit") at a price of $0.50 per Unit, with each Unit consisting of one common share, one non-transferable share purchase warrant (each a "Warrant"), and one non-transferable piggyback warrant (each a "Piggyback Warrant"). Each Warrant entitles the holder thereof to acquire one additional share of common stock at a price of $1.00 per share and having an expiry date of January 9, 2005. Each Piggyback Warrant entitles the holder thereof, only if all the Warrants are first exercised in full, to acquire one additional share of common stock of the Company at a price of $2.00 per share and having an expiry date of January 9, 2006. As of October 15, 2004, no shares had yet been issued pending closing of this private placement.

Liquidity and Capital Resources
-------------------------------

At July 31, 2004, the Company's total assets were $838,169 as compared to $23 the previous year. Long-term liabilities as of July 31, 2004 totaled $0 as compared to $0 in the previous year. The Company had working capital deficiency of $480,655 at July 31, 2004. The Company is in the midst of raising additional capital through a private placement (see above under "Financing Activities"),
                                                      --------------------
and may do additional financings in the future. Subscriptions received during the current private placement are presented in the financial statements as a current liability, pending closure of the placement and issuance of the shares. The placement is expected to close in late 2004.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration and operations (including financial commitments to the Chinese joint venture company, as described above).


Transactions with Related Parties / Subsequent Events
-----------------------------------------------------

As of September 29, 2004, the formation of the Company's joint venture company, Long Teng Mining, Ltd. ("Long Teng") was approved by the Chinese Government and a business license was issued. According to the terms of the Joint Venture Agreement entered into between Magnus and Team 209, dated July 6, 2004, Magnus is to appoint three (3) members of the board of directors of Long Teng and Team 209 is to appoint two (2). Magnus has decided to appoint Messrs. Graham Taylor, Pete Smith, and Anthony Tam to the Long Teng board. Mr. Anthony Tam is the sole owner and director of True North Management, to which Magnus pays $10,000 per month in consulting fees, as well and various other finder's fees for new joint venture properties obtained through the efforts of Mr. Tam (see "Significant

Employees/Consultants"). Under the joint venture agreement, assuming Magnus maintains its capital contribution obligations, Magnus will own 90% of the joint venture company.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




                                                                        Page
                                                                        ----
Consolidated Financial Statements:

     Report of Independent Registered Public Accounting Firm             F-2

     Consolidated Balance Sheets                                         F-3

     Consolidated Statements of Operations                               F-4

     Consolidated Statements of Cash Flows                               F-5

     Consolidated Statements of Stockholders' Equity                     F-6

     Notes to Consolidated Financial Statements                          F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



To the Board of Directors and Stockholders
------------------------------------------

MAGNUS INTERNATIONAL RESOUCES INC. ("the Company")
--------------------------------------------------
(formerly Gravity Spin Holdings, Inc.)
(an exploration stage enterprise)


We have audited the consolidated balance sheet of Magnus International Resources
                                                  ------------------------------
Inc. (formerly Gravity Spin Holdings, Inc.) (an exploration stage enterprise) as
----
at July 31, 2004, and the consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended July 31, 2003 were audited by other auditors whose report, dated October 31, 2003, expressed an unqualified opinion on these statements. The other auditors' report has been furnished to us, and our report, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient working capital, has sustained operating loss, and has insufficient capital to continue these sustained losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ Moore Stephens Ellis Foster Ltd.

Vancouver, Canada
October 15, 2004                                   Chartered Accountants

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                            (Expressed in US Dollars)

                                                                                   July 31,
                                                                     ------------------------------------
                                                                           2004                2003
                                                                     ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                              $       273,455     $            23
   Advances receivable and prepaid expenses                                   56,106                  --
                                                                     ----------------    ----------------
      Total current assets                                                   329,561                  23

EQUIPMENT
   Equipment, net of $647 accumulated depreciation                             8,608                  --

ADVANCE TO JOINT VENTURE (Note 3)                                            500,000                  --

MINERAL PROPERTY LICENSES (Note 3)                                                --                  --
                                                                     ----------------    ----------------

      Total assets                                                   $       838,169     $            23
                                                                     ================    ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities, including
      related party payable of $12,574                               $       357,514     $            --
                                                                     ----------------    ----------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY
   Common stock
      Authorized 100,000,000 shares at par value of  $0.001 each
      Issued and outstanding 22,543,200 (2003 - 21,543,200)                   22,543              21,543
   Subscription received                                                   1,327,254                  --
   Common stock to be issued                                                 190,000                  --
   Additional paid-in capital                                                755,328              55,623
   Accumulated (deficit) during exploration stage                         (1,814,470)            (77,143)
                                                                     ----------------    ----------------
         Total shareholders' equity                                          480,655                  23
                                                                     ----------------    ----------------

      Total liabilities and shareholders' equity                     $       838,169     $            23
                                                                     ================    ================








       The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                            (Expressed in US Dollars)

                                                                      Year Ended July 31,
                                                              ------------------------------------
                                                                    2004                2003
                                                              ----------------    ----------------
                                                                  (Note 1)

EXPENSES:
   Consulting                                                 $       334,438     $            --
   Finder fees                                                        642,000                  --
   Legal and professional fees                                        143,966              33,528
   Salaries and benefits                                              100,185                  --
   Stock-based compensation                                           276,705                  --
   Other administrative expenses                                      240,033               1,754
                                                              ----------------    ----------------
      Total expenses                                                1,737,327              35,282

Net (loss) from continuing operations                              (1,737,327)            (35,282)

DISCONTINUED OPERATIONS (Note 7)
   Income from discontinued operations, net of taxes                       --               7,491
   Gain on disposal of discontinued operations, net
      of taxes                                                             --              60,065
                                                              ----------------    ----------------
      Total income from discontinued operation                             --              67,556
                                                              ----------------    ----------------

      Net income (loss) for the year                          $    (1,737,327)    $        32,274
                                                              ================    ================

Net earnings (loss) per common share - basic and diluted:
   Continued operations                                       $         (0.08)    $         (0.00)
   Discontinued operations                                              (0.00)               0.00
                                                              ----------------    ----------------
   Net income (loss) for the year                             $         (0.08)    $          0.00
                                                              ================    ================

Weighted average number of common stock outstanding
                                                                   22,106,042          21,543,200
                                                              ================    ================











       The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                            (Expressed in US Dollars)

                                                                       Year Ended July 31,
                                                               ------------------------------------
                                                                     2004                2003
                                                               ----------------    ----------------
Cash flows from (used in) operating activities:
   Net income (loss)                                           $    (1,737,327)    $        32,274
   Adjustments to reconcile net (loss) to net cash used in
   operating activities:
      Stock-based compensation                                         276,705                  --
      Stock issued for services                                        614,000                  --
      Depreciation                                                         647              16,493
      Imputed interest                                                      --               2,625
      Gain on disposal of discontinued operations                           --             (60,065)
      Net change in operating assets and liabilities:
         Accounts receivable                                                --              42,398
         Advances receivable and prepaid expenses                      (56,106)             (3,709)
         Accounts payable and accrued liabilities                      357,514             (31,603)
         Unearned income                                                    --              (6,276)
                                                               ----------------    ----------------
   Net cash used in operating activities                              (544,567)             (7,863)
                                                               ----------------    ----------------

Cash flows used in investing activities:
   Advance to joint venture company                                   (500,000)                 --
   Cash disposed in connection with disposition of
      subsidiary                                                            --             (91,715)
   Purchase of office equipment                                         (9,255)             (7,288)
                                                               ----------------    ----------------
Net cash used in investing activities                                 (509,255)            (99,003)
                                                               ----------------    ----------------

Cash flows from financing activities:
   Subscription received                                             1,327,254                  --
   Advances from related party                                              --              60,940
                                                               ----------------    ----------------
Net cash provided by financing activities                            1,327,254              60,940
                                                               ----------------    ----------------

Effect of exchange rate changes on cash                                     --               4,652
                                                               ----------------    ----------------
Net change in cash                                                     273,432             (41,274)

Cash, beginning of year                                                     23              41,297
                                                               ----------------    ----------------
Cash, end of year                                              $       273,455     $            23
                                                               ================    ================

Non-cash transactions:
   Common stock issued/ allotted for services                  $       614,000     $            --
                                                               ================    ================
Supplemental disclosure of cash flow information:
   Interest paid                                               $            --     $            --
                                                               ================    ================
   Income taxes paid                                           $            --     $            --
                                                               ================    ================



       The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                 Consolidated Statements of Stockholders' Equity
                            (Expressed in US Dollars)

                                                                                                      Cumulative
                                                                                        Common          Other
                                                                                        Stock          Compre-        Additional
                                           Common                     Subscription      to be          hensive         Paid-in
                                           Stock          Amount         received       Issued      Income (loss)      Capital
                                        ------------   ------------   ------------   ------------   --------------   ------------

Balance July 31, 2002                    21,543,200    $    21,543    $        --    $        --    $       2,362    $    59,008

Capital contributed by shareholder               --             --             --             --               --          3,086
Disposition of paid-in capital
for subsidiary sold
                                                 --             --             --             --               --         (6,471)
Net income for the year                          --             --             --             --           (2,362)            --
                                        ------------   ------------   ------------   ------------   --------------   ------------

Balance July 31, 2003                    21,543,200         21,543             --             --               --    $    55,623
Shares issued as a finder's fees
in connection with a letter of
intent, December 31, 2003                   200,000            200             --             --               --         79,800
Shares issued as a finder's fees
in connection with two letters
of intent, January 15, 2004                 400,000            400             --             --               --        171,600
Shares issued as consulting fees,
ranging from $0.26 to $0.54 per
share, between November 30, 2004 and
February 29, 2004                           400,000            400             --             --               --        171,600
200,000 Shares to be issued as a
finder's fee in connection with a
joint venture agreement, July 6, 2004            --             --             --        190,000               --             --
Shares subscription received                     --             --      1,327,254             --               --             --
Stock-based  compensation                        --             --             --             --               --        276,705
Net (loss) for the year                          --             --             --             --               --             --
                                        ------------   ------------   ------------   ------------   --------------   ------------

Balance July 31, 2004                    22,543,200    $    22,543    $ 1,327,254    $   190,000    $          --    $   755,328
                                        ============   ============   ============   ============   ==============   ============

(continued)
-----------
                                          Deficit
                                        Accumulated
                                           During
                                        Exploration    Stockholders'
                                           Stage          Equity
                                        ------------   -------------

Balance July 31, 2002                   $  (109,417)   $    (26,504)

Capital contributed by shareholder               --           3,086
Disposition of paid-in capital
for subsidiary sold
                                                 --          (6,471)
Net income for the year                      32,274          29,912
                                        ------------   -------------

Balance July 31, 2003                       (77,143)             23
Shares issued as a finder's fees
in connection with a letter of
intent, December 31, 2003                        --          80,000
Shares issued as a finder's fees
in connection with two letters
of intent, January 15, 2004                      --         172,000
Shares issued as consulting fees,
ranging from $0.26 to $0.54 per
share, between November 30, 2004 and
February 29, 2004                                --         172,000
200,000 Shares to be issued as a
finder's fee in connection with a
joint venture agreement, July 6, 2004            --         190,000
Shares subscription received                     --       1,327,254
Stock-based  compensation                        --         276,705
Net (loss) for the year                  (1,737,327)     (1,737,327)
                                        ------------   -------------

Balance July 31, 2004                   $(1,814,470)   $    480,655
                                        ============   =============

       The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

This summary of significant accounting policies of Magnus International Resources, Inc. (an Exploration Stage Company) (hereinafter referred to as the "Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of Business
----------------------------------------

The Company was incorporated as Gravity Spin Holdings, Inc. in the State of Nevada on April 4, 2001. On June 30, 2001, the Company acquired all the outstanding stock of Gravity Spin, Inc. ("Gravity Spin", formerly E-Fusion ATP Inc.), a company incorporated on March 3, 2000 in Canada, by issuing 10,000,000 shares of its common stock. Gravity Spin engaged in advertising, sales promotion, graphic design, branding, new media, and design services principally in Canada. The two companies were under identical shareholder control. Prior to the acquisition, the Company had only nominal assets and liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The Company sold its subsidiary, Gravity Spin, Inc., on June 2, 2003 (Note 7).

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 3). As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises. The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2004. Because the Company had no transactions between June 2, 2003 and July 31, 2003, the statements of operations and cash flows for the year ended July 31, 2004 reflect all the activities since the inception of the exploration stage.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc. The Company has an office in Vancouver, Canada.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003. The Company formed two new subsidiaries called Magnus International Resources Inc. ("Magnus BVI") and Magnus Resources (HK) Limited ("Magnus HK") in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of July 31, 2004.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


Principles of Consolidation
---------------------------

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Gravity Marketing, Magnus BVI and Magnus HK. All significant inter-company balances and transactions are eliminated.

Cash Equivalents
----------------

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2004 and 2003, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses
-------------------------------------------

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at July 31, 2004, the Company did not have proven or probable reserves.

Assets Retirement Obligations
-----------------------------

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

As at July 31, 2004, the Company did not have asset retirement obligations

Equipment
---------

Equipment is composed of office furniture and equipment and is being depreciated on a straight-line basis over five years, which is their estimated useful lives.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


Advertising Expenses
--------------------

Advertising expense are expensed as incurred. There were no advertising expenses incurred by the Company for years ended July 31, 2004 and 2003.

Foreign Currency
----------------

The Company operates outside of the United States of America and maintains U.S. dollars as its functional currency. Transactions in foreign currencies are translated at the rate in effect at the time of the transaction. Monetary assets and liabilities denominated in the foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date. The resulting foreign exchange gains and losses are included in operations.

Use of Estimates
----------------

The preparation of the Company's financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. The Company has adopted SFAS No. 128 Earnings Per Share.
Diluted earnings (loss) per share is equal to the basic earnings (loss) per share for the years ended July 31, 2004 and 2003 because common stock equivalents consisting of options to acquire 4,000,000 (2003 - nil) shares of common stock that are outstanding at July 31, 2004 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, refundable deposit, advances receivable, and accounts payable and accrued liabilities at July 31, 2004, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


investments in equity securities. During the year ended July 31, 2004, the Company has no comprehensive income other than net income (loss).

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

Long-Lived Assets Impairment
----------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at July 31, 2004 and 2003, there was no impairment loss adjustment.

Stock-Based Compensation
------------------------

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123) and as amended by No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company continues to account for stock options granted to its employees and directors using the intrinsic value method of accounting, as prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations. Under the intrinsic value method, no compensation expense is recorded if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant. The Company has stock-based compensation plan that is described more fully in Note 6.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) for the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this statement does not have an impact on the Company's consolidated financial statements.

New Accounting Pronouncements
-----------------------------

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004. This interpretation does not have an impact on the Company's financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132(R) does not have an impact on the Company's financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants and the Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC indicated that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


income in the determination of the fair value of interest rate lock commitments is not appropriate. SAB No. 105 is effective for loan commitments entered into on or after April 1, 2004. The adoption of SAB No. 105 does not have an impact on the Company's consolidated financial statements.


2. BASIS OF PRESENTATION - GOING CONCERN
----------------------------------------

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has limited working capital, has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in this regard are to raise equity financing as required.


3. MINERAL PROPERTIES AND JOINT VENTURES
----------------------------------------

During the year ended July 31, 2004, the Company entered into the following agreements to acquire certain mineral properties and licenses in China.

Long Teng Mining Ltd.
---------------------

On July 6, 2004, the Company entered into a formal Cooperative Joint Venture Contract ("JV Agreement") with Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China ("Team 209") to form a new joint venture company called Long Teng Mining Ltd. ("Long Teng"), a Chinese corporation. Long Teng will carry out mineral exploration and development in Luquan county, Yunnan province and Huidong county, Sichuan province, China. Under the terms of the JV Agreement, the Company will contribute $5,000,000 as an equity investment into Long Teng over the next four (4) years and Team 209 will transfer certain gold and copper exploration licenses to Long Teng. Upon initial capital contributions by the Company and the transfer of the exploration licenses by Team 209, the Company will own a 90% interest in Long Teng. Subject to certain conditions precedent being satisfied, the Company is required to contribute $5,000,000 as follows:

     o not less than $460,000 within three months after the issuance of the business license;
     o $1,000,000 within twenty-four months after the issuance of the business license;
     o $1,550,000 within thirty-six months after the issuance of the business license; and

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


     o an additional $1,990,000 within forty-eight months after the issuance of the business license, if required, based on the results of the exploration by Long Teng.

If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding. Team 209 will remain a 10% owner of Long Teng.

In addition, the Company is required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the issuance of the business license of Long Teng, the joint venture company, and the completion of transfer of the aforementioned exploration licenses. The business license for Long Teng was received on July 29, 2004. Application to transfer the exploration licenses from Team 209 to Long Teng is currently under way.

The Company agreed to pay a finder's fee of 200,000 shares of its common stock valued at $190,000 and $200,000 cash. As at July 31, 2004, 200,000 shares were allotted and $200,000 cash remained unpaid and was included in accounts payable and accrued liabilities.

As at July 31, 2004, the Company has advanced $500,000 to Long Teng under the terms of the JV Agreement. Should Long Teng fail to receive approval from the government of China for the transfer of exploration licenses from Team 209, the $500,000 deposit will be refunded to the Company.

Zhamashi Gold and Copper Deposits, Qinghai Province
---------------------------------------------------

On January 15, 2004, the Company and Team 209 entered into a letter of intent with respect to forming a cooperative joint venture company to carry out mineral exploration and development of the Zhamashi gold and copper deposits in Qilian county of Qinghai province, China. On April 6, 2004, the Company and Team 209 signed a Preliminary Joint Venture Agreement ("Preliminary JV Agreement"). In conjunction with entering into this Preliminary JV Agreement, the parties entered into a Preliminary Mine Asset Purchase Agreement for the proposed joint venture company to acquire the mining assets and mining licenses from a third party for a total purchase price of approximately $2,000,000. The $2 million are to be made on a certain payment schedule set out in the definitive mine asset purchase agreement to be entered into if and when the Company and Team 209 enter a definitive joint venture agreement. The operations of the joint venture company will be managed under the control of the Company. Under the terms of the Preliminary JV Agreement, the Company will contribute $5,010,000 as an equity investment into the joint venture company and Team 209 will transfer the related gold and copper exploration licenses and all geological data to the joint

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


venture company. The Company will own a 90% interest in the joint venture company. Subject to certain conditions precedent being satisfied and signing the definitive joint venture agreement, the Company is required to contribute $5,010,000 as follows:

     o not less than $750,000 within three months after the issuance of the business license; and
     o $4,260,000 within thirty-six months after the issuance of the business license. Any amount already paid by the Company for the acquisition of the mining assets, mining rights and mining permits from the third party will be deducted from this amount.

If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding. Team 209 will remain a 10% owner of the joint venture company.

A definitive joint venture agreement and articles of association for the joint venture company shall be agreed upon and signed before November 30, 2004, or such later date as the Company and Team 209 may agree upon. As at October 15, 2004, the definitive joint venture agreement has not been signed. However, the Company are negotiating an alternative joint venture agreement with Team 209, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company. Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company's capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).

The Company paid a finder's fee of 200,000 shares of its common stock valued at $86,000 for signing the letter of intent. The Company also agreed to pay an additional finder's fee of 100,000 shares of its common stock and $100,000 cash upon signing the definitive joint venture agreement.

Bobai Yinqiao Silver Mine, Guangxin Province
--------------------------------------------

On December 31, 2003, the Company entered into a letter of intent with respect to a joint venture for prospecting and development of the Guangxi Bobai Yinqiao Silver Mine in Guangxi province, China. The Company was required to make written notification before April 30, 2004 of its intent to continue with the joint venture. The Company did not make formal written notification but has continued informal study of the project and is carrying on negotiations for an extension.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


The Company paid a finder's fee of 200,000 shares of its common stock valued at $80,000 for signing the letter of intent.

Jinlong Mountain Gold District, Yunnan Province
-----------------------------------------------

On January 15, 2004, the Company entered into a letter of intent with respect to a joint venture for prospecting and development of the Jinlong Mountain Gold District, Yunnan province, China. In September 2004, the Company decided not to proceed with the joint venture.

The Company paid a finder's fee of 200,000 shares of its common stock valued at $86,000 for signing the letter of intent.


4. COMMON STOCK
---------------

From November 13, 2003 to July 31, 2004, the Company received a total of $1,438,154 from investors under subscription agreements for the purchase of 2,876,308 units of the Company at a price of $0.50 per unit. Each unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until January 9, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006 only if the holder thereof exercises the share purchase warrant.

Effective May 4, 2004, the Company increased its authorized share capital from 25,000,000 shares to 100,000,000 shares and approved a two for one forward stock split. All references in the accompanying financial statements to the number of common stock outstanding and per share amounts have been restated to reflect the stock split. The above described subscription agreements for common stock, warrants and piggy back warrants have been adjusted as to shares and share prices corresponding to the stock split.

In 2004, the Company paid finder's fees of 600,000 shares of its common stock at a value of $252,000 with respect to three letters of intent for the joint venture agreements (Note 3). The Company issued an aggregate of 400,000 shares valued at $172,000 for consulting services received.

As at July 31, 2004, 200,000 shares are to be issued as a finder's fee valued at $190,000 in connection with the formal joint venture agreement signed with Team 209 (Note 3).

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


5. RELATED PARTY TRANSACTIONS
-----------------------------

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In 2004, the Company paid $10,054 (2003 - $nil) to two directors of the Company for consulting services rendered.

In 2004, the Company paid $25,004 (2003 - $nil) for legal services rendered by a company controlled by an individual who subsequently became a director of the Company.


6. STOCK-BASED COMPENSATION
---------------------------

The Company's 2004 Stock Option Plan (the "Plan") allows the Company to award stock options for up to 6,000,000 shares to its directors, officers, employees, and consultants. The plan is administered by the Company's Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued.

During the year ended July 31, 2004, 4,000,000 (post-split) stock options have been granted under the Plan with the exercise price of $0.50 per share, being the market price at the time of the grant. Of these options, 1,624,000 were issued to directors and employees and 2,376,000 were issued to consultants.

166,667 of 4,000,000 options vested on February 1, 2004 (the "Initial Vesting Date") with the reminder to vest in equal monthly proportions over a period of twenty-three (23) months from the Initial Vesting Date. The options expire on January 26, 2009.

The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in its accounting for stock-based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. No stock-based employees compensation expense is recognized in the statements of operations, as all options granted to directors and employees had an exercise price equal to the market price of the underlying common stock on the date of grant. Options issued to non-employees are recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


A summary of the Company's stock options activities is presented below:

                                                                        Weighted
                                                      Number of          Average
                                                   Common Stock   Exercise Price
                                                 --------------   --------------

Options outstanding at July 31, 2002 and 2003           --        $       --
Granted                                            4,000,000            0.50
                                                 --------------   --------------

Options outstanding as at July 31, 2004            4,000,000      $     0.50
                                                 ==============   ==============

Options exercisable as at July 31, 2004            1,000,000      $     0.50
                                                 ==============   ==============

The fair value of the options granted during the year of 2004 was estimated at $0.47 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Volatility:                                                    256%
Risk-free interest rate:                                       3.13%
Dividend yield:                                                 --
Expected lives    (years):                                      5

The following  table  illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123:

                                                             2004                2003
                                                       ------------------------------------

Net income (loss), as reported                         $    (1,737,327)    $        32,274
Deducted: total stock-based employee compensation
 expenses determined under fair value based method
 for all awards                                               (192,038)                 --
                                                       ------------------------------------

Pro-forma net income (loss)                            $    (1,929,365)    $        32,274
                                                       ====================================

Earnings (loss) per share:
  Basic and diluted, as reported                       $         (0.08)    $          0.00
                                                       ====================================

  Basic and diluted, pro-forma                         $         (0.08)    $          0.00
                                                       ====================================

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                            (Expressed in US Dollars)


7. DISCONTINUED OPERATIONS
--------------------------

On June 2, 2003, the Company sold its wholly-owned subsidiary, Gravity Spin Inc. ("Gravity Spin), to two of its officers and shareholders. The sales price was $7 plus the assumption of certain of the Company's liabilities by Gravity Spin. The revenue and expenses for the year ended July 31, 2003 have been reclassified as income from discontinued operations.


8. INCOME TAXES
---------------

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China). The company had no income tax expense during the reported periods due to net operating losses.

Deferred tax assets at year-end consisted solely of the estimated benefit of net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets. The valuation allowance was adjusted for the years by an amount equal to the change in the deferred tax asset to result in a net deferred tax asset of zero.


9. SEGMENTED INFORMATION
------------------------

The Company is operating in a single segment based upon the Company's organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:

                                                    2004               2003
                                          ----------------   ----------------

North America                             $       338,169    $            23
China                                             500,000                 --
                                          ----------------   ----------------

Total                                     $       838,169    $            23
                                          ================   ================

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

On July 9, 2004, the Company dismissed Miller & McCollom as the principal independent accountant. The Board of Directors of the Company authorized the dismissal of Miller & McCollom on July 9, 2004.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Miller & McCollom there were no disagreements with Miller & McCollom which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Miller & McCollom would have caused Miller & McCollom to make reference to the subject matter of the disagreements in connection with its reports. Miller & McCollom as the Company's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles. The audit opinions were modified to contain a going concern qualification during the Company's two most recent fiscal years.

On January 9, 2004, the board of directors of the Company approved and authorized the engagement of Moore Stephens Ellis Foster Ltd., Chartered Accountants, of 1650 West 1st Ave., Vancouver, B.C., Canada, V6J 1G1, as the principal independent accountant for the Company. In addition, effective May 4, 2004 by action of a majority of the shareholders of the Company, the shareholders approved and ratified the selection of Moore Stephens Ellis Foster Ltd. as the independent public accountants for the Company for the fiscal year ending July 31, 2004.


ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------

The Company has under the supervision of its President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the evaluation date.


ITEM 8B.  OTHER INFORMATION.
----------------------------

There is no other information that is reportable under this heading.


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT.
---------------------------------------

Current Directors and Executive Officers
----------------------------------------

As of the date of this Annual Report, the Company's directors and executive officers are as follows:

NAME                        AGE              OFFICES HELD
----                        ---              ------------
Graham Taylor               35               President, CEO, CFO, Secretary,
                                             Treasurer and a Director
Mark Demmons                31               Director
Raymond Turner              30               Director
Pete Smith                  34               Director

The Directors hold their positions until the next annual general meeting of Magnus's shareholders or until their successors are duly elected and qualified. Magnus's executive officers serve at the pleasure of the Board of Directors.

The backgrounds of our directors and executive officers are as follows:
-----------------------------------------------------------------------

GRAHAM TAYLOR has been the President, CEO, CFO, Secretary, Treasurer and a Director of the Company since November 24, 2003. In addition, Mr. Taylor is the founder and President of Technique Capital Corporation, which was founded in 1999 and is a venture capital, mergers and acquisitions, and corporate advisory firm for companies in North America and internationally. Mr. Taylor has almost ten years of experience in the world of global finance, having started his finance career in the investment industry in London, England with such international investment banks as Nomura International and Banque National de Paris. In 1996, he returned to Vancouver, British Columbia, Canada to establish himself as a financier to small cap companies publicly listed in Canada and the United States. Since that time, Mr. Taylor has been involved in private and public securities deal structuring and financing for a variety of companies spanning several different industries. Mr. Taylor is not a director of any other reporting company. Mr. Taylor attended University of British Columbia as well as Simon Fraser University in British Columbia and has qualified to graduate with a Bachelors in Business Administration.

MARK DEMMONS has been a director of the Company since December 4, 2001. Mr. Demmons started his career as a research assistant at Cash Appraisal in 1985, receiving his Florida State Certified Residential Appraiser certification, and his Real Estate Broker's license in 1990. In 1991, Mr. Demmons established his own appraisal company, Florida Appraisal Group Inc. in Clearwater, Florida. His firm performs both conventional and FHA appraisals throughout the Clearwater, Tampa Bay region. Mr. Demmons is a member of the Tampa Bay Chapter of the National Association of Independent Appraisers (AIFA) where he has served for five years. Mr. Demmons has not been a director of any other reporting company.

RAYMOND TURNER has been a director of the Company since December 4, 2001. Mr. Turner studied International Business Management at Seneca College, Canada. For over 10 years Mr. Turner pursued a career in Sales and Marketing prior to moving to Florida in 1996. From 1996 to 1998 Mr. Turner worked for Linmark Financial, obtaining his Florida State Mortgage Brokers License in 1997. Since 1998, Mr. Turner has led a successful career as a Mortgage Banker with AmSouth Bank in Clearwater, Florida. Mr. Turner has not been a director of any other reporting company.

PETER SMITH has been a director of the company since May 4, 2004 . He attained a Bachelor of Laws degree from the University of British Columbia in 1999, a Masters degree from Cambridge University in the United Kingdom in 1998, and a Bachelor of Arts degree from Simon Fraser University in 1995. At each institution, Mr. Smith finished either at the top, or in the top 10% of his class. In June of 2000, Mr. Smith founded the Wrestle-plex Sports Entertainment Group, Ltd., a Nevada company that was eventually publicly traded on the Over the Counter Bulletin Board Market in the United States. Mr. Smith served as the company's president until January of 2001, when he left to accept a clerkship position at the Supreme Court of Canada for the honorable Justice Louise Arbour. From September 2002 to September 2003, Mr. Smith was an associate with the law firm of Debevoise & Plimption in New York City. Mr. Smith left New York in late 2003 to return to his home on the West Coast in Vancouver, British Columbia. Mr. Smith currently teaches Criminal Law at Simon Fraser University and independently consults for various public and non-public companies.

Significant Employees /Consultants
----------------------------------

The Company has one key person outside the directors and officers noted above. The Company entered into a consulting agreement with True North Management Ltd. ("True North"), a company organized under the laws of Hong Kong, on November 1, 2003 and March 1, 2004, to act as our liason with various Chinese contacts and to consult on various matters involving geology and geographic reports. True North is, in effect, Mr. Anthony Tam, who is currently the sole owner and director of True North. Magnus currently pays True North a monthly consulting fee of $10,000 per month for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company. As of July 31, 2004, True North Management has earned under finder's fee agreements with Magnus $200,000 in cash and 800,000 shares of common stock of Magnus. As of October 15, 2004, only 600,000 of these finder's fee shares had been issued to True North and none of the $200,000 had been paid to True North. The finder's fee arrangements in relation to the signing of various letters of intent and formal joint ventures are summarized in the following table:

Project / Task (1)                                      True North's Remuneration
---------------------------------------------------     ------------------------------------------------
Guangxi Bobai Yingqiao Silver Mine Project signing      200,000 shares of common
of stock Letter of Intent

Jinlong Mountain Gold signing of Letter of Intent       200,000 shares of common stock

Qilian County of Qinghai Province signing of Letter     200,000 shares of common stock
of Intent

Huidong County and Luquan County signing of formal      200,000 shares of common stock and $200,000 (2)
Joint Venture Agreement

(1) In addition, under a finders fee agreement between True North and the Company, dated April 6, 2004, the Company has agreed to issue an additional 100,000 shares and $100,000 to True North if the Qilian County preliminary joint venture agreement becomes a formal joint venture agreement.
(2) As of October 15, 2004, these 200,000 shares and $200,000 have not been paid to True North, which are due and owing as of July 6, 2004.

Furthermore, Mr. Anthony Tam has also been issued 200,000 shares under a consulting agreement entered into between the Company and Mr. Tam on November 29, 2003, with an effective date of November 1, 2003 and a termination date of February 28, 2004, whereby Mr. Tam provided consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company. The 200,000 shares that were issued to Mr. Tam were subsequently registered on a Form S-8, which was filed on April 9, 2004.

ANTHONY TAM has been consulting for the Company, through True North, since November of 2003. During the past five years, Mr. Tam has lived in Hong Kong. Over that period, he spent July 1999 to October 2003 working as general manager for Unimet Capital Ltd. (a Canadian company specializing in mineral investment in China), November of 2002 to December of 2003 consulting with the Manele Bay Venture (a gold exploration project in Guizhou and Yunnan provinces, China), and November of 2003 to the present working as a consultant to the Company in China. Mr. Tam has received a B.Sc. in Engineering from Queen's University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen's (1973), and he is a Chartered Accountant (university of British Columbia, Vancouver, 1978).


Involvement in Certain Legal Proceedings
----------------------------------------

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended June 30, 2004, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable
Section 16 filing requirements, except as described below.

Mr. Graham Taylor failed to timely file his initial Form 3 relating to his appointment as a director and executive officer of the Company on November 24, 2003. However, Mr. Taylor filed his Form 3 on December 15, 2003. In addition, Mr. Taylor failed to timely file his Form 4 within two day of January 26, 2004, the date on which he was granted 1,600,000 (post-split) stock options. However, Mr. Taylor filed his Form 4 on March 23, 2004. .

Mr. Pete Smith failed to timely file his initial Form 3 relating to his appointment as a director and executive officer of the Company on May 4, 2004. However, Mr. Smith filed his Form 3 on November 9, 2004.

Mr. Raymond Turner, failed to timely file his initial Form 3 relating to his appointment as a director and executive officer of the Company on December 4, 2001. Mr. Turner intends to file his Form 3 in the near future.

Mr. Mark Demmons, failed to timely file his initial Form 3 relating to his appointment as a director and executive officer of the Company on December 4, 2001. Mr. Demmons intends to file his Form 3 in the near future.

Information concerning the Company's audit committee, including designation of
------------------------------------------------------------------------------
the "Audit Committee Financial Expert" under applicable Securities and Exchange
-------------------------------------------------------------------------------
Commission rules
----------------

At the present time, the Company does not have an audit committee, nor does it employ a financial expert. We currently rely on our book-keeper, our accountant, and our auditor to prepare and audit our financial statements, and, of these, only our book-keeper is a full time employee of the Company. The Company intends to appoint an audit committee in the future.


Code of Ethics
--------------

At the present time, the Company has not adopted a code of ethics as it is still in the early stages of developing its business. The Company intends to adopt a code of ethics in the future.


ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer during the three most recent fiscal years. The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

                                                        Other       Re-     Securities               All
Name and                                               Annual    stricted   Underlying              Other
Principal               Fiscal                         Compen-    Stock     Options/       LTIP    Compen-
Position                 Year     Salary     Bonus     sation     Awards     SARs        Payouts   sation
---------------------   ------   --------   -------   --------   --------   ----------   -------   -------
Graham Taylor(1)(2)      2004     $70,000    $0.00      $0.00      None     1,600,000      None      None
CEO, President, CFO
Secretary, Treasurer
and Director

(1) Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. As of December 1, 2003, Mr. Taylor is being paid $10,000 per month to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company.

(2) On January 26, 2004, the Board of Directors granted 4,000,000 stock options to various directors, officers, employees and consultants of the Company. Mr. Graham Taylor was granted 1,600,000 stock options with the following terms: 1/24 of the options vested on February 1, 2004, and a further 1/24 of the original grant vests on the first day of each subsequent month. The exercise price for these stock options is $0.50 per share. These stock options have an expiry date of January 26, 2009. As of the date of this Annual Report, Mr. Taylor has not exercised any of his vested stock options.

Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. None of the Company's directors or officers are currently a party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, or profit sharing plans.

No long term incentive plan awards were made to any executive officer during the fiscal year ended February 28, 2003.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

                          Number of            % of Total
                          Securities          Options/SARS
      Name                Underlying           Granted to        Exercise or                        Market Price on Date
and Principal            Options/SARS         Employees in        Base Price                              of Grant
    Position               Granted            Fiscal Year           ($/Sh)        Expiration Date         ($/Sh) (4)
    --------               --------           -----------           ------        ---------------         -------

Graham Taylor (1)
President, CEO and       1,600,000               40.0%            $0.50            January 26,             $0.47
Director                                                                              2009
Pete Smith (2)             250,000               6.25%            $0.50            January 26,             $0.47
Director                                                                              2009
Anthony Tam              1,000,000               25.0%            $0.50            January 26,             $0.47
                                                                                      2009
Michael Tan                412,000               10.3%            $0.50            January 26,             $0.47
                                                                                      2009
Roberto Ebrahimi            48,000                1.2%            $0.50            January 26,             $0.47
                                                                                      2009
Adrian Beeston             200,000                5.0%            $0.50            January 26,             $0.47
                                                                                      2009
Devlin Jensen               80,000                2.0%            $0.50            January 26,             $0.47
                                                                                      2009
Tracey Gabert               60,000                1.5%            $0.50            January 26,             $0.47
                                                                                      2009
Mike Shannon                50,000               1.25%            $0.50            January 26,             $0.47
                                                                                      2009
Tom Stepp                   24,000                0.6%            $0.50            January 26,             $0.47
                                                                                      2009
Xiang Li                    24,000                0.6%            $0.50            January 26,             $0.47
                                                                                      2009
Qin Minzhu                  12,000                0.3%            $0.50            January 26,             $0.47
                                                                                      2009
Paul Muto                   60,000                1.5%            $0.50            January 26,             $0.47
                                                                                      2009
Earl Abbott                 48,000                1.2%            $0.50            January 26,             $0.47
                                                                                      2009
Jay Bassan                  24,000                0.6%            $0.50            January 26,             $0.47
                                                                                      2009
Aida Leung                  12,000                0.3%            $0.50            January 26,             $0.47
                                                                                      2009
Nick Leung                  12,000                0.3%            $0.50            January 26,             $0.47
                                                                                      2009
Patrick Cotter              12,000                0.3%            $0.50            January 26,             $0.47
                                                                                      2009
Marc Davis                  12,000                0.3%            $0.50            January 26,             $0.47
                                                                                      2009
David Stothart              30,000               0.75%            $0.50            January 26,             $0.47
                                                                                      2009
Sacha Spindler              30,000               0.75%            $0.50            January 26,             $0.47
                                                                                      2009







(1) On January 26, 2004, Mr. Graham Taylor was granted 1,600,000 stock options with the following terms: 1/24 of the options vested on February 1, 2004, and a further 1/24 of the original grant vests on the first day of each subsequent month. The exercise price for these stock options is $0.50 per share. These stock options have an expiry date of January 26, 2009. As of the date of this Annual Report, Mr. Taylor has not exercised any of his vested stock options.

(2) On January 26, 2004, Mr. Pete Smith was granted 250,000 stock options with the following terms: 1/24 of the options vested on February 1, 2004, and a further 1/24 of the original grant vests on the first day of each subsequent month. The exercise price for these stock options is $0.50 per share. These stock options have an expiry date of January 26, 2009. As at the date of this Annual Report, Mr. Smith has not exercised any of his vested stock options. Mr. Smith was granted these options as a consultant to the Company, but has since become a director of the Company.


Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table
-------------------------------------------------------------------

                        Securities        Aggregate             Unexercised             Value of Unexercised in the
                       Acquired on          Value          Options/SARs at FY-End          Money Options/SARs at
    Name               Exercise (#)     Realized ($)                 (#)                       FY-End ($)
    ----               ------------     ------------     --------------------------     ---------------------------

Graham Taylor               None             None          400,000 (Exercisable)                $396,000
President, CEO and                                       1,200,000 (Unexercisable)
Director
Peter Smith                 None             None          62,500 (Exercisable)                  $61,875
Director                                                  187,500 (Unexercisable)
Anthony Tam                 None             None          250,000 (Exercisable)                $247,500
                                                          750,000 (Unexercisable)
Michael Tan                 None             None         103,000 (Exercisable)                 $101,970
                                                          309,000 (Unexercisable)
Roberto Ebrahimi            None             None          12,000 (Exercisable)                  $11,880
                                                          36,000 (Unexercisable)
Adrian Beeston              None             None          50,000 (Exercisable)                  $49,500
                                                          150,000 (Unexercisable)
Devlin Jensen               None             None          20,000 (Exercisable)                  $19,800
                                                          60,000 (Unexercisable)
Tracey Gabert               None             None          15,000 (Exercisable)                  $14,850
                                                          45,000 (Unexercisable)
Mike Shannon                None             None          12,500 (Exercisable)                  $12,375
                                                          37,500 (Unexercisable)
Tom Stepp                   None             None           6,000 (Exercisable)                   $5,940
                                                          18,000 (Unexercisable)
Xiang Li                    None             None           6,000 (Exercisable)                   $5,940
                                                          18,000 (Unexercisable)
Qin Minzhu                  None             None           3,000 (Exercisable)                   $2,970
                                                           9,000 (Unexercisable)
Paul Muto                   None             None          15,000 (Exercisable)                  $14,850
                                                          45,000 (Unexercisable)
Earl Abbott                 None             None          12,000 (Exercisable)                  $11,880
                                                          36,000 (Unexercisable)








Jay Bassan                  None             None           6,000 (Exercisable)                   $5,940
                                                          18,000 (Unexercisable)
Aida Leung                  None             None           3,000 (Exercisable)                   $2,970
                                                           9,000 (Unexercisable)
Nick Leung                  None             None           3,000 (Exercisable)                   $2,970
                                                           9,000 (Unexercisable)
Patrick Cotter              None             None           3,000 (Exercisable)                   $2,970
                                                           9,000 (Unexercisable)
Marc Davis                  None             None           3,000 (Exercisable)                   $2,970
                                                           9,000 (Unexercisable)
David Stothart              None             None           7,500 (Exercisable)                   $7,425
                                                          22,500 (Unexercisable)
Sacha Spindler              None             None           7,500 (Exercisable)                   $7,425
                                                          22,500 (Unexercisable)


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth information as of the date of this Annual Report, with respect to the Company's directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and with respect to shares owned beneficially by all of the Company's directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the date of this Annual Report, there are 22,543,200 shares of common stock issued and outstanding.

Name and Address of                                          Amount and Nature of       Percent of
Beneficial Owner               Position                     Beneficial Ownership *     Common Stock (1)
-------------------            --------                     ----------------------     ----------------

Graham Taylor                  Chief Executive Officer,             800,000 (2)               3.43%
c/o 1285 W. Pender St.,        President, and Director
Suite 110
Vancouver, B.C.
Canada, V6B

Mark Demmons                   Director                              20,000                    (*)
1927 Ripon Drive
Clearwater, Florida
USA  33764

Raymond Turner                 Director                              20,000                    (*)
7574 Camden Harbor Dr.
Bradenton, Florida
USA  34212

Pete Smith                     Director                             125,000 (3)               0.55%
843 W. 7th Ave.
Vancouver, B.C.
Canada, V5Z 1R8

Excel Trust                    Shareholder                        6,666,666 (4)              29.57%
Suite 4 Temple Bldg.
Main & Prince William St.
Charlestown, Federation of
St. Kitts & Nevis







Emerson Trust                  Shareholder                        6,666,668 (5)              29.57%
Suite 4 Temple Bldg.
Main & Prince William St.
Charlestown, Federation of
St. Kitts & Nevis

Anthony Tam                    Consultant                         1,300,000 (6)               5.76%
Ste. 702, Block 81, Xiangxi
Estate
Luo Wu, Shenzhen
Guangdong, China

All officers and directors as                                       965,000 (7)                4.3%
a group (4 persons)

(*)  indicates less than 1%

(1) Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2) This figure includes 600,000 stock options which have already vested as of October 1, 2004, and 200,000 stock options which will vest within 60 days of the date of this Annual Report.

(3) This figure includes 93,750 stock options which have already vested as of October 1, 2004, and 31,250 stock options which will vest within 60 days of the date of this Annual Report.

(4) Excel Trust is a trust organized under the laws of the Federation of St. Kitts & Nevis, West Indies. The principal business of Excel Trust is that of a trust. The trustee of Excel Trust is IFG Trust Services Inc. The beneficiary of Excel Trust is Graham Taylor, however, IFG Trust Services Inc. has sole voting and dispositive power of the 6,666,666 shares held by Excel Trust.

(5) Emerson Trust is a trust organized under the laws of the Federation of St. Kitts & Nevis, West Indies. The principal business of Emerson Trust is that of a trust. The trustee of Emerson Trust is IFG Trust Services Inc. The beneficiary of Emerson Trust is Graham Taylor, however, IFG Trust Services Inc. has sole voting and dispositive power of the 6,666,668 shares held by Emerson Trust.

(6) This figure includes 200,000 shares directly held by Mr. Tam, 600,000 shares indirectly held by Mr. Tam through True North Management Ltd. (see "Significant Employees/Consultants"), 375,000 stock options which have already vested as of October 1, 2004, and 125,000 stock options which will best within 60 days of the date of this Annual Report. The Company is also obligated to issue to Mr. Tam another 200,000 shares under an existing finder's fee agreement, however, the Company has not yet issued these shares and these 200,000 shares have not been included in this figure.

(7) This figure includes 20,000 shares of common stock owned directly by Mark Demmons, 20,000 shares of common stock owned directly by Raymond Turner, 800,000 stock options which are owned by Graham Taylor and which have vested or will vest within 60 days of the date of this Annual Report, and 125,000 stock options which are owned by Pete Smith and which have vested or will vest within 60 days of the date of this Annual Report.


Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

On January 9, 2004, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the

Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to exceed thirty percent (30%) of the total issued and outstanding shares of common stock of the Company as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time the Stock Option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days after the effective date that his position ceases, and after such ninety-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days (or up to thirty (30) days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such ninety- or thirty-day period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the option.

     Incentive Stock Options
     -----------------------

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, the Company has granted 4,000,000 Stock Options and/or Incentive Stock Options. By action of the majority shareholders which occurred on May 4, 2004, the majority of the shareholders of the Company approved the Stock Option Plan and the Board of Directors is authorized, without further shareholder approval, to grant stock options from time to time to acquire up to an aggregate of 6,000,000 shares of the Company's restricted common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

As of September 29, 2004, the formation of the Company's joint venture company, Long Teng Mining, Ltd. ("Long Teng") was approved by the Chinese Government and a business license was issued. According to the terms of the July 6, 2004 joint venture agreement with Team 209, Magnus is to appoint three (3) members of the board of directors of Long Teng and Team 209 is to appoint two (2) members of the board of directors of Long Teng. Magnus has decided to appoint Messrs. Graham Taylor, Pete Smith, and Anthony Tam to the Long Teng board. Under the formal joint venture agreement, assuming Magnus maintains its capital contribution obligations, Magnus will own 90% of the Long Teng.

On November 29, 2003, Magnus and Mr. Anthony Tam entered into a consulting agreement (the "Consulting Agreement") with an effective date of November 1, 2003 and a termination date of February 28, 2004, whereby Mr. Tam provided to the Company consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company. As consideration for Mr. Tam's services, the Company issued 100,000 shares of common stock of the Company and registered such shares on a Form S-8, which was filed on April 9, 2004.

On December 31, 2003, Magnus entered into a Finder's Fee Agreement with True North Management Ltd. ("True North"), whereby Magnus issued 200,000 shares of common stock of Magnus to True North for the execution of the letter of intent entered into between Magnus and Guangxi Non-ferrous Metals Trading & Management Company ("Guangxi"), a company organized under the laws of the People's Republic of China, for the further prospecting and development of the Guangxi Bobai Yingqiao Silver Mine located in Yingqiao Town, Bobai County in Guangxi Province, China.

On January 15, 2004, Magnus entered into a Finder's Fee Agreement with True North, whereby Magnus issued 400,000 shares of common stock of Magnus to True North for the execution of the two letters of intent entered into between Magnus and Team 209 with respect to forming two co-operative joint venture companies for the exploration and development of the gold and copper deposits in the 129.5 sq. km. area of the Jinlong Mountain gold district and the exploration and development of the gold and copper deposits in the 200 sq. km. area of the Zhamashi gold and copper deposits in Qilian County of Qinghai Province.

On February 24, 2004, Magnus and Michael Tan entered into a consulting agreement whereby Magnus pays Michael Tan $8,000 per month in consulting fees for assisting Magnus in management and marketing to develop the business of Magnus. This agreement has a term of three years and as of the date of this Annual Report, this consulting agreement remains in effect.

On March 1, 2004, Magnus and True North (beneficially owned by Mr. Anthony Tam) entered into a consulting agreement whereby Magnus pays True North $10,000 per month in consulting fees for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company (see "Significant Employees/Consultants"). As of the date of this Annual Report, this consulting arrangement remains in effect.

On April 6, 2004, Magnus entered into a Finder's Fee Agreement with True North, whereby Magnus agreed to issue 200,000 shares of common stock of Magnus and $200,000 to True North upon the execution of a formal joint venture agreement between Magnus and Team 209 for the formation of a co-operative joint venture company to carry out minerals exploration and development in an 83.29 sq. km. area of Huidong County in Sichuan Province located across the Jinsha Jiang River to the immediate northwest of the Boka gold project in Yunnan Province. A formal joint venture agreement was executed between Magnus and Team 209 on July 6, 2004, however, Magnus has not yet issued to True North the 200,000 shares or paid to True North the $200,000 as the finder's fee.

On April 6, 2004, Magnus entered into a Finder's Fee Agreement with True North, whereby Magnus agreed to issue 100,000 shares of common stock of Magnus and $100,000 to True North upon the execution of a formal joint venture agreement between Magnus and Team 209 for the formation of a co-operative joint venture company to carry out mineral exploration and development in the 200 sq. km. area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province. As of the date of this Annual Report Magnus and Team 209 have not executed a formal joint venture agreement with respect to the Zhamashi gold and copper deposits in Qilian County.


ITEM 13.  EXHIBITS
------------------

The following exhibits are filed as part of this Annual Report:

Exhibit #

  3.1 Certificate of Amendment to the Articles of Incorporation filed April 29, 2004

 10.1 (1) Consulting Agreement entered into between the Company and Anthony Tam, dated November 29, 2003

 10.2 (2) Consulting Agreement entered into between the Company and Michael Tan, dated November 29, 2003

 10.3 (3) Letter of Intent entered into between the Company and Guangxi Non-ferrous Metals Trading & Management Company, dated December 31, 2003

 10.4 Finder's Fee Agreement entered into between the Company and True North Management Ltd., dated December 31, 2003

 10.5          Stock Option Plan dated January 9, 2004

 10.6 (4) Letter of Intent entered into between the Company and Team 209 with respect to the Jinlong Mountain gold district, dated January 15, 2004

 10.7 (5) Letter of Intent entered into between the Company and Team 209 with respect to the Zhamashi gold and copper deposits in Qilian County, dated January 15, 2004

 10.8 Finder's Fee Agreement entered into between the Company and True North Management Ltd., dated January 15, 2004

 10.9 Consulting Agreement entered into between the Company and Michael Tan, dated March 1, 2004

 10.10 Consulting Agreement entered into between the Company and True North Management Ltd., dated March 1, 2004

 10.11 (6)     Preliminary Joint Venture Agreement entered into between the
               Company and Team 209 with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004

 10.12 (7)     Preliminary Joint Venture Agreement entered into between the
               Company and Team 209 with respect to Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004

 10.13 Finder's Fee Agreement entered into between the Company and True North Management Ltd. with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004

 10.14 Finder's Fee Agreement entered into between the Company and True North Management Ltd. with respect to the Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004

 10.15 C-operative Joint Venture Contract entered into between the Company and Team 209, dated July 6, 2004

 24.1          Power of Attorney executed by Mark Demmons and Raymond Turner

 31.1          Certificate pursuant to Rule 13a-14(a)

 32.1          Certificate pursuant to 18 U.S.C. Section 1350

(1) Previously filed as Exhibit 99.2 to the Form S-8 filed on April 9, 2004 and incorporated by reference
(2) Previously filed as Exhibit 99.1 to the Form S-8 filed on April 9, 2004 and incorporated by reference
(3) Previously filed as Exhibit 10.1 to the Form 8-K filed on March 17, 2004 and incorporated by reference
(4) Previously filed as Exhibit 10.2 to the Form 8-K filed on March 17, 2004 and incorporated by reference
(5) Previously filed as Exhibit 10.3 to the Form 8-K filed on March 17, 2004 and incorporated by reference
(6) Previously filed as Exhibit 10.1 to the Form 8-K filed on May 20, 2004 and incorporated by reference
(7) Previously filed as Exhibit 10.2 to the Form 8-K filed on May 20, 2004 and incorporated be reference

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

(1)  Audit Fees
---------------

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2004 - Nil - Moore Stephens Ellis Foster Ltd.
2004 - $13,710 Miller & McCollom
2003 - $16,203 Miller & McCollom

(2)  Audit - Related Fees
-------------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2004 - Nil - Moore Stephens Ellis Foster Ltd.
2004 - Nil - Miller & McCollom
2003 - Nil - Miller & McCollom

(3)  Tax Fees
-------------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - Nil - Moore Stephens Ellis Foster
2004 - Nil - Miller & McCollom
2003 - Nil - Miller & McCollom

(4)  All Other Fees
-------------------

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 - Nil - Moore Stephens Ellis Foster Ltd.
2004 - Nil - Miller & McCollom
2003 - Nil Miller & McCollom

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2004.

                                       MAGNUS INTERNATIONAL
                                       RESOURCES INC.
                                       (Registrant)


                                       By: /s/ Graham Taylor
                                          -------------------------------------
                                          Graham Taylor
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                            Title                  Date
---------                            -----                  ----

/s/ Graham Taylor                    President, CEO,        November 15, 2004
----------------------               CFO, Secretary,
Graham Taylor                        Treasurer and
                                     Director

/s/ Pete Smith                       Director               November 15, 2004
----------------------
Pete Smith

/s/ Mark Demmons                     Director               November 15, 2004
----------------------
Mark Demmons

/s/  Raymond Turner                  Director               November 15, 2004
----------------------
Raymond Turner