Form 10QSB
period 2004-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2004-12-13
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended October 31, 2004         Commission File Number 333-74992

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               98-0351859
            ------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

110 - 1285 West Pender St., Vancouver, B.C.                        V6E 4B1
-------------------------------------------                        -------
 (Address of Principal Executive Offices)                         (Zip Code)

                                 (604) 694-1432
                                 --------------
                           (Issuer's telephone number)


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

Applicable  only to  issuers  involved  in  bankruptcy  proceedings  during  the
--------------------------------------------------------------------------------
preceding five years
--------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes        No
                                  -----     -----

Applicable only to corporate issuers
------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 10, 2004, the Company had 22,543,200* shares of Common Stock outstanding. An additional 1,833,333 shares are potentially outstanding pursuant to options which have vested or will vest within 60 days of October 31, 2004. As of the date of filing this report, no options have been exercised.

* After taking into effect the forward stock split on a basis of two new shares for each one old share, which became effective on May 4, 2004.

Transitional Small Business Disclosure Format:

                               Yes        No  X
                                  -----     -----

                                Table of Contents
                                -----------------


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements.................................................3

Item 2.   Plan of Operation....................................................4

Item 3.   Controls and Procedures.............................................16

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........17

Item 3.   Defaults Upon Senior Securities.....................................17

Item 4.   Submission of Matters to a Vote of Securities Holders...............17

Item 5.   Other Matters.......................................................17

Item 6.   Exhibits............................................................17

          Signatures..........................................................18

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------








                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                      (Unaudited - Prepared by Management)




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




                                                                        Page
                                                                        ----
Consolidated Financial Statements:

     Consolidated Balance Sheets                                         F-2

     Consolidated Statements of Operations                               F-3

     Consolidated Statements of Cash Flows                               F-4

     Consolidated Statements of Stockholders' Equity                     F-5

     Notes to Consolidated Financial Statements                          F-6






















     The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


                                                                       October 31,           July 31,
                                                                           2004                2004
                                                                     ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                              $       693,137     $       273,455
   Advances receivable and prepaid expenses                                   34,619              56,106
                                                                     ----------------    ----------------
      Total current assets                                                   727,756             329,561

EQUIPMENT
   Equipment, net of $2,302 accumulated depreciation                          39,720               8,608

ADVANCE TO JOINT VENTURE (Note 3)                                                 --             500,000

MINERAL PROPERTY LICENSES (Note 3)                                                --                  --
                                                                     ----------------    ----------------

      Total assets                                                   $       767,476     $       838,169
                                                                     ================    ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities, including
      related party payable of $207,741 (July 31, 2004 - 217,574)    $       332,508     $       357,514
                                                                     ----------------    ----------------

COMMITMENTS (Note 3)


                              STOCKHOLDERS' EQUITY
   Common stock
      Authorized 100,000,000 shares at par value of  $0.001 each
      Issued and outstanding 22,543,200 (July 31 - 22,543,200)                22,543              22,543
   Subscription received                                                   1,604,108           1,327,254
   Common stock to be issued                                                 190,000             190,000
   Additional paid-in capital                                                907,712             755,328
   Accumulated (deficit) during exploration stage                         (2,289,395)         (1,814,470)
                                                                     ----------------    ----------------
      Total shareholders' equity                                             434,968             480,655
                                                                     ----------------    ----------------

      Total liabilities and shareholders' equity                     $       767,476     $       838,169
                                                                     ================    ================










     The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


                                                                                   From Inception of the
                                               Three Months Ended October 31        Exploration Stage
                                            ------------------------------------    through October 31,
                                                  2004                2003                 2004
                                            ----------------    ----------------    ------------------
                                                                                         (Note 1)

EXPENSES:
   Consulting                               $       134,300     $            --     $         468,738
   Finder fees                                           --                  --               642,000
   Legal and professional fees                       21,900               8,975               165,866
   Salaries and benefits                             18,485                  --               118,670
   Stock-based compensation                         152,384                  --               429,089
   Other administrative expenses                    147,856                  24               387,889
                                            ----------------    ----------------    ------------------
      Total expenses                                474,925               8,999             2,212,252
                                            ----------------    ----------------    ------------------

      Net (loss) for the period             $      (474,925)    $        (8,999)    $      (2,212,252)
                                            ================    ================    ==================

Net  earnings (loss) per common share -
 basic and diluted:                         $         (0.02)    $         (0.00)
                                            ================    ================

Weighted average number of common
 stock outstanding                               22,543,200     $    21,543,200
                                            ================    ================






















     The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


                                                                                                   From Inception
                                                                                                       of the
                                                                   Three Months Ended               Exploration
                                                                      October 31,                  Stage through
                                                          ------------------------------------      October 31,
                                                                2004                2003                2004
                                                          ----------------    ----------------    ----------------

Cash flows from (used in) operating activities:
   Net  (loss)                                            $      (474,925)    $        (8,999)         (2,212,252)
   Adjustments to reconcile net (loss) to net cash
   used in operating activities:
      Stock-based compensation                                    152,384                  --             429,089
      Stock issued for services                                        --                  --             614,000
      Depreciation                                                  1,655                  --               2,302
      Imputed interest                                                 --                  --                  --
      Net change in operating assets and liabilities:
         Advances receivable and prepaid  expenses                 21,487                  --             (34,619)
         Accounts payable and accrued liabilities                 (25,006)              8,975             332,508
                                                          ----------------    ----------------    ----------------
   Net cash used in operating activities                         (324,405)                (24)           (868,972)
                                                          ----------------    ----------------    ----------------

Cash flows from (used in) investing activities:
   Advance to joint venture company                               500,000                  --                  --
   Purchase of office equipment                                   (32,767)                 --             (42,022)
                                                          ----------------    ----------------    ----------------
Net cash from (used in) investing activities                      467,233                  --             (42,022)
                                                          ----------------    ----------------    ----------------

Cash flows from financing activities:
   Subscription received                                          276,854                  --           1,604,108

                                                          ----------------    ----------------    ----------------
Net cash provided by financing activities                         276,854                  --           1,604,108
                                                          ----------------    ----------------    ----------------

Net change in cash                                                419,682                 (24)            693,114

Cash, beginning of year                                           273,455                  24                  23
                                                          ----------------    ----------------    ----------------
Cash, end of year                                         $       693,137     $            --             693,137
                                                          ================    ================    ================

Non-cash transactions:
   Common stock issued/ allotted for services             $            --     $            --             614,000
                                                          ================    ================    ================
Supplemental disclosure of cash flow information:
   Interest paid                                          $            --     $            --     $            --
                                                          ================    ================    ================
   Income taxes paid                                      $            --     $            --                  --
                                                          ================    ================    ================



     The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                 Consolidated Statements of Stockholders' Equity
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)

                                                                                                       Cumulative
                                                                                          Common         Other
                                                                                          Stock         Compre-      Additional
                                             Common                     Subscription      to be         hensive       Paid-in
                                             Stock          Amount        received        Issued      Income (loss)     Capital
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance July 31, 2003                      21,543,200         21,543             --             --             --    $    55,623

Shares issued as a finder's fees
in connection with a letter of
intent, December 31, 2003                     200,000            200             --             --             --         79,800

Shares issued as a finder's fees
in connection with two letters
of intent, January 15, 2004                   400,000            400             --             --             --        171,600

Shares issued as consulting fees,
ranging from $0.26 to $0.54 per share,
between November 30, 2004 and February
29, 2004                                      400,000            400             --             --             --        171,600

200,000 Shares to be issued as a
finder's fee in connection with a joint
venture agreement, July 6, 2004                    --             --             --        190,000             --             --

Shares subscription received                       --             --      1,327,254             --             --             --

Stock-based  compensation                          --             --             --             --             --        276,705

Net (loss) for the year                            --             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance July 31, 2004                      22,543,200    $    22,543    $ 1,327,254    $   190,000    $        --    $   755,328

Share subscriptions received                       --             --        276,854             --             --             --

Stock-based  compensation                          --             --             --             --             --        152,384

Net (loss) for the year                            --             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance October  31, 2004                  22,543,200    $    22,543    $ 1,604,108    $   190,000    $        --    $   907,712
                                          ============   ============   ============   ============   ============   ============

(continued)
-----------
                                             Deficit
                                           Accumulated
                                             During
                                           Exploration    Stockholders'
                                              Stage          Equity
                                          -------------   -------------

Balance July 31, 2003                          (77,143)             23

Shares issued as a finder's fees
in connection with a letter of
intent, December 31, 2003                           --          80,000

Shares issued as a finder's fees
in connection with two letters
of intent, January 15, 2004                         --         172,000

Shares issued as consulting fees,
ranging from $0.26 to $0.54 per share,
between November 30, 2004 and February
29, 2004                                            --         172,000

200,000 Shares to be issued as a
finder's fee in connection with a joint
venture agreement, July 6, 2004                     --         190,000

Shares subscription received                        --       1,327,254

Stock-based  compensation                           --         276,705

Net (loss) for the year                     (1,737,327)     (1,737,327)
                                          -------------   -------------

Balance July 31, 2004                     $ (1,814,470)   $    480,655

Share subscriptions received                        --         276,854

Stock-based  compensation                           --         152,384

Net (loss) for the year                       (474,925)       (474,925)
                                          -------------   -------------

Balance October  31, 2004                 $ (2,289,395)   $    434,968
                                          =============   =============


     The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended July 31, 2004 included in the annual report previously filed on Form 10-KSB. These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at October 31, 2004, and the results of operations and cash flows for the interim periods ended October 31, 2004 and 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 3). As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises. The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through October 31, 2004.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc. The Company has an office in Vancouver, Canada.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc. ("Gravity Marketing"), in May 2003. The Company formed two new subsidiaries called Magnus International Resources Inc. ("Magnus BVI") and Magnus Resources
(HK) Limited ("Magnus HK") in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of October 31, 2004.

On September 29, 2004, the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government. With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., ("Long Teng") was formed. The Company owns 100% of the issued shares of Long Teng as at October 31, 2004. Under the terms of the joint venture agreement the Company's interest in Long Teng will be reduced to 90%, as described in Note 3. The activities of Long Teng are governed by the joint venture agreement.

Principles of Consolidation
---------------------------

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Gravity Marketing, Magnus BVI, Magnus HK and Long Teng Mining. All significant inter-company balances and transactions are eliminated.

Cash Equivalents
----------------

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2004, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses
-------------------------------------------

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at October 31, 2004, the Company did not have proven or probable reserves.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



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

As at October 31, 2004, the Company did not have asset retirement obligations

Equipment
---------

Equipment is composed of office furniture and equipment and is being depreciated on a straight-line basis over five years, which is their estimated useful life.

Advertising Expenses
--------------------

Advertising expenses are expensed as incurred. There were no advertising expenses incurred by the Company for the three-months ended October 31, 2004 and 2003.

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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



during the period.  The Company has  adopted  SFAS No. 128  Earnings  Per Share.
Diluted earnings (loss) per share is equal to the basic earnings (loss) per share for the three months ended October 31, 2004 and 2003 because common stock equivalents consisting of options to acquire 4,000,000 (2003 - nil) shares of common stock that are outstanding at October 31, 2004 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, advances receivable and accounts payable and accrued liabilities at October 31, 2004, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. During the three month periods ended October 31, 2004 and 2003, the Company has no comprehensive income other than net income
(loss).

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

Long-Lived Assets Impairment
----------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at October 31, 2004 , there was no impairment loss adjustment.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



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

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) for the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



dispersed. This interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004. This interpretation does not have an impact on the Company's financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132(R) does not have an impact on the Company's financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants and the Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC indicated that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. SAB No. 105 is effective for loan commitments entered into on or after April 1, 2004. The adoption of SAB No. 105 does not have an impact on the Company's consolidated financial statements.


2.   GOING CONCERN
------------------

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has limited working capital, has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in this regard are to raise equity financing as required. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



3.   MINERAL PROPERTIES AND JOINT VENTURES
------------------------------------------

During the year ended July 31, 2004, the Company entered into the following agreements to acquire certain mineral properties and licenses in China.

Yunnan Long Teng Mining Ltd.
----------------------------

On July 6, 2004, the Company entered into a formal Cooperative Joint Venture Contract ("JV Agreement") with Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China ("Team 209") to form a new joint venture company called Yunnan Long Teng Mining Ltd. ("Long Teng"), a Chinese corporation. Long Teng will carry out mineral exploration and development in Luquan county, Yunnan province and Huidong county, Sichuan province, China. Under the terms of the JV Agreement, the Company will contribute $5,000,000 as an equity investment into Long Teng over the next four (4) years and Team 209 will transfer certain gold and copper exploration licenses to Long Teng. Upon initial capital contributions by the Company and the transfer of the exploration licenses by Team 209, the Company will own a 90% interest in Long Teng. Subject to certain conditions precedent being satisfied, the Company is required to contribute $5,000,000 as follows:

     o not less than $460,000 within three months after the issuance of the business license;
     o $1,000,000 within twenty-four months after the issuance of the business license;
     o $1,550,000 within thirty-six months after the issuance of the business license; and
     o an additional $1,990,000 within forty-eight months after the issuance of the business license, if required, based on the results of the exploration by Long Teng.

If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding. Team 209 will remain a 10% owner of Long Teng.

In addition, the Company is required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the issuance of the business license of Long Teng, the joint venture company, and the completion of transfer of the aforementioned exploration licenses. The business license for Long Teng was received on September 29, 2004. Application to transfer the exploration licenses from Team 209 to Long Teng is currently under way.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



The Company agreed to pay a finder's fee of 200,000 shares of its common stock valued at $190,000 and $200,000 cash to a corporation controlled by an individual who became a director of Long Teng in September 2004. As at October 31, 2004, 200,000 shares were allotted and $200,000 cash remained unpaid and was included in accounts payable and accrued liabilities.

As at October 31, 2004, the Company has contributed $630,000 to Long Teng under the terms of the JV Agreement. Should Long Teng fail to receive approval from the government of China for the transfer of exploration licenses from Team 209, any unspent balance will be refunded to the Company.

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

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding. Team 209 will remain a 10% owner of the joint venture company.

A definitive joint venture agreement and articles of association for the joint venture company shall be agreed upon and signed before November 30, 2004, or such later date as the Company and Team 209 may agree upon. As at December 5, 2004, the definitive joint venture agreement has not been signed. However, the Company is negotiating an alternative joint venture agreement with Team 209, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company. Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company's capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).

During the year ended July 31, 2004, the Company paid a finder's fee of 200,000 shares of its common stock valued at $86,000 for signing the letter of intent to a corporation controlled by an individual who became a director of Long Teng in September 2004. The Company also agreed to pay this related party an additional finder's fee of 100,000 shares of its common stock and $100,000 cash upon signing the definitive joint venture agreement.

Bobai Yinqiao Silver Mine, Guangxi Province
-------------------------------------------

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

During the year ended July 31, 2004, the Company paid a finder's fee of 200,000 shares of its common stock valued at $80,000 for signing the letter of intent to a corporation controlled by an individual who became a director of Long Teng in September 2004.

Jinlong Mountain Gold District, Yunnan Province
-----------------------------------------------

On January 15, 2004, the Company entered into a letter of intent with respect to a joint venture for prospecting and development of the Jinlong Mountain Gold

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



District, Yunnan Province, China. In September 2004, the Company decided not to proceed with the joint venture.

During the year ended July 31, 2004, the Company paid a finder's fee of 200,000 shares of its common stock valued at $86,000 for signing the letter of intent to a corporation controlled by an individual who became a director of Long Teng in September 2004.


4.   COMMON STOCK
-----------------

As at October 31, 2004, , the Company received a total of $1,604,108 from investors under subscription agreements for the purchase of 3,208,216 units of the Company at a price of $0.50 per unit. Each unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until January 9, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006 only if the holder thereof exercises the share purchase warrant.

Effective May 4, 2004, the Company increased its authorized share capital from 25,000,000 shares to 100,000,000 shares and approved a two for one forward stock split. All references in the accompanying financial statements to the number of common stock outstanding and per share amounts have been restated to reflect the stock split. The above described subscription agreements for common stock, warrants and piggyback warrants have been adjusted as to shares and share prices corresponding to the stock split.


5.   RELATED PARTY TRANSACTIONS
-------------------------------

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

During the three months ended October 31,2004, the Company paid $30,000 (2003 - $nil) to a director of the Company for consulting services rendered and $10,054 in directors' fees to two directors.

The Company entered into a consulting agreement (the "Agreement") with an individual who was subsequently appointed as a director of Long Teng Mining in September 2004. Pursuant to the Agreement, the Company will pay a fee of $10,000 per month. The Agreement has a term of two years expiring on February 28, 2006. During the three months ended October 31, 2004, the Company incurred $30,000 (2003 - nil) consulting fee under the term of the Agreement.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



6.   STOCK-BASED COMPENSATION
-----------------------------

The Company's 2004 Stock Option Plan (the "Plan") allows the Company to award stock options for up to 6,000,000 shares to its directors, officers, employees, and consultants. The plan is administered by the Company's Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued.

During the year ended July 31, 2004, 4,000,000 (post-split) stock options were granted under the Plan with the exercise price of $0.50 per share, being the market price at the time of the grant. Of these options, 1,624,000 were issued to directors and employees and 2,376,000 were issued to consultants.

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

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



A summary of the Company's stock options activities is presented below:

                                                                     Weighted
                                               Number of Common      Average
                                                    Stock         Exercise Price
                                               ----------------   --------------

Options outstanding at July 31, 2002 and 2003               --    $          --
Granted                                              4,000,000             0.50
                                               ----------------   --------------
Options outstanding as at July 31, 2004 and
  October 31, 2004
                                                     4,000,000    $        0.50
                                               ================   ==============

Options exercisable as at October 31, 2004           1,500,000    $        0.50
                                               ================   ==============

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

The following  table  illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123:

                                                      Three months ended October 31
                                                     -------------------------------
                                                          2004             2003
                                                     --------------   --------------

Net income (loss), as reported                       $    (474,925)   $      (8,999)
Deducted: total stock-based employee compensation
 expenses determined under fair value based method
 for all awards                                           (116,854)              --
                                                     --------------   --------------

Pro-forma net income (loss)                          $    (591,779)   $      (8,999)
                                                     ==============   ==============

Earnings (loss) per share:
  Basic and diluted, as reported                     $       (0.02)   $       (0.00)
                                                     ==============   ==============

  Basic and diluted, pro-forma                       $       (0.03)   $       (0.00)
                                                     ==============   ==============

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)



7.   DISCONTINUED OPERATIONS
----------------------------

On June 2, 2003, the Company sold its wholly-owned subsidiary, Gravity Spin Inc. ("Gravity Spin), to two of its officers and shareholders. The sales price was $7 plus the assumption of certain of the Company's liabilities by Gravity Spin.


8.   INCOME TAXES
-----------------

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China). The company had no income tax expense during the reported periods due to net operating losses.

Deferred tax assets at October 31, 2004 consisted solely of the estimated benefit of net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets. The valuation allowance was adjusted for the years by an amount equal to the change in the deferred tax asset to result in a net deferred tax asset of zero.


9.   SEGMENTED INFORMATION
--------------------------

The Company is operating in a single segment based upon the Company's organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:

                                                  October 31         July 31
                                                     2004              2004
                                                --------------    --------------

North America                                   $     128,232     $     338,169
China                                                 639,244           500,000
                                                --------------    --------------

Total                                           $     767,476     $     838,169
                                                ==============    ==============

Item 2.  Plan of Operation
--------------------------

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Magnus International Resources Inc.'s (the "Company") actual results could differ materially from the results discussed in the forward-looking statements.

Overview
--------

The Company is currently in the exploration stage and is engaged in the acquisition, exploration and development of gold, copper, iron ore and silver properties, focusing on China. The current primary focus of the Company is the exploration and development of gold and other precious resource properties in China. To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see "Letters of Intent and Preliminary Agreements" and "Joint Venture Agreements" below). Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31, 2004, fiscal year end. The current addresses, telephone and facsimile numbers of the offices of the Company are:

Executive Office                      Registered Office                     Kunming, China Field Office
----------------                      -----------------                     ---------------------------
Magnus International Resources Inc.   Nevada Corporate Headquarters, Inc.   Dushimingyuan Bldg.
1285 West Pender Street, Suite 110    101 Convention Center Drive           No. A-2708, Central Renmin Road
Vancouver, BC                         7th Floor                             Kunming City, Yunnan Province
Canada                                Las Vegas, Nevada, 89109              650031, People's Republic of China
V6E 4B1                               Tel: (702) 873-3488                   Tel: 86-871-3642420
Tel: (604) 694-1432                   Fax: (702) 221-0904                   Fax: 86 871 3642420
Fax: (604) 602-1499

The price of the Company's common stock has been quoted for trading on the OTC BB since March 25, 2003.

Outlook
-------

Mineral prices rose steadily during our last fiscal year. For example, at July 31, 2003, the price of gold was $354.75 per ounce compared to $391.40 at July 31, 2004, representing an increase of approximately 10%. Similarly, the value of copper increased approximately 35% (from $81.80 per pound to $127.55) and the value of silver increased approximately 21% (from $5.15 per ounce to $6.54) during the same period. At October 31, 2004, gold, copper and silver were valued at $428.20, $133.75 and $7.29, respectively.

Management believes that this trend will continue for several years to come and as a result, the properties that are owned and controlled by the Company which contain mineralized material could gain in value. However, there is no assurance that mineral prices will continue to rise.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had working capital of $395,248 at October 31, 2004. Total cash requirements stipulated under the Company's Joint Venture Agreement with Brigade 209 of the Nuclear Industry of Yunnan Province, People's Republic of China ("Brigade 209") calls for a $5,000,000 equity investment into the joint venture company by the Company. Under the agreement, the Company is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight
(48) months after the issuance of the joint venture company business license. As of October 31, 2004, the Company had contributed $630,000 to the joint venture company. The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company has at least 24 months from July 29, 2004, to contribute at least $830,000 to the joint venture company, and then all other contributions must be made as per the schedule above. The Company will need to raise additional funds through equity or debt financings in order to meet its future investment requirement in the joint venture. While the Company has been successful in raising money in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through equity or debt financings the Company will not generate sufficient revenue to cover any shortfall in the next year.

In addition to the above agreement, the Company has entered a letter of intent (the Guangxi Bobai Yingqiao Silver Mine project) and a preliminary joint venture agreement (Qilian County of Qinghai Province project) that may lead to other formal joint venture agreements similar to the one outlined above. (see "Description of Business and Risk Factors, Letters of Intent and Preliminary Agreements"). Should one or both of these agreements formalize, the Company will have a substantially higher monetary commitments than that outlined above.

Letters of Intent and Preliminary Agreements
--------------------------------------------

As of October 31, 2004, the Company had signed a number of letter agreements and preliminary joint venture agreements. By mutual agreement of the parties involved, some of those agreements will not be formalized, while it is intended that others will be formalized in the near future.

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

On April 6, 2004, the Company and Brigade 209 signed a preliminary joint venture agreement to form a co-operative joint venture company to carry out mineral exploration and development in the 200 square kilometer area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, PRC. In conjunction with entering into this preliminary joint venture agreement, the parties entered into a preliminary mine asset purchase agreement for the proposed co-operative joint venture company to acquire the mining assets, mining rights and mining permits, permitting the holder to mine in the Property, from a third party for a total purchase price of approximately $2,000,000 which payments were to be on a certain payment schedule. This schedule was to be set out in the definitive mine asset purchase agreement to be entered into if and when the Company and Brigade 209 entered a definitive joint venture agreement. The operations of the co-operative joint venture company are to be managed under the control of the Company. The Company is to contribute $5,010,000 as an equity investment into the co-operative joint venture company and Brigade 209 is responsible for transferring certain gold and copper exploration permits and all related data and information on the Property to the co-operative joint venture company. Upon the full capital contribution by the Company and the transfer of the exploration permits by Brigade 209, the Company will own 90% and Brigade 209 will own 10% of the co-operative joint venture company. With respect to the $5,010,000 equity investment into the co-operative joint venture company by the Company, the Company is required to contribute not less than $750,000 within three months after the issuance of the co-operative joint venture company business license; and $4,260,000 within thirty-six (36) months after the issuance of the co-operative joint venture company business license. However, any amount already paid by the Company for the acquisition of the mining assets, mining rights and mining permits from the third party will be deducted from this amount. The capital contribution by the Company is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Brigade 209 will remain a 10% owner of the co-operative joint venture company. A definitive joint venture agreement and articles of association for the co-operative joint venture company was to be agreed upon and signed before November 30, 2004, or such later date as the Company and Brigade 209 may agree upon. An extension to the November 30, 2004 deadline, which passed without a formal agreement being executed, is currently being negotiated. The Company will pay a finder's fee of 100,000 shares of common stock of the Company and $100,000 in cash to True North upon the execution of a formal joint venture agreement between the Company and Brigade 209 with respect to this Property. The Company has already issued 200,000 shares of its common stock to True North with respect to the letter of intent that was executed between the Company and Brigade 209 on January 15, 2004, in relation to this Property. The parties have been actively negotiating an alternative joint venture agreement, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company. Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company's capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).

Joint Venture Agreements
------------------------

On July 6, 2004, the Company signed a formal cooperative joint venture contract ("JV Agreement") with Brigade 209 to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd., a Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province, China and an area of 44.02 square kilometers in Luquan County, Yunnan Province, China (the "Exploration License areas"). Under the JV Agreement, if either the Company or Brigade 209 acquires any further mining rights for the area surrounding the Exploration License areas then the respective party must, on a first priority basis, transfer such mining rights to Yunnan Long Teng Mining Ltd. for a fee permitted by law or at an appropriate price.

The operations of the joint venture company are managed under the control of the Company. The Company is to contribute $5,000,000 as an equity investment into Yunnan Long Teng Mining Ltd. over the next 3-5 years and Brigade 209 is responsible for transferring certain gold and copper exploration permits for the Properties to Yunnan Long Teng Mining Ltd. Upon full capital contributions by the Company and the transfer of the exploration permits by Brigade 209, the Company will own 90% and Brigade 209 will own 10% of Yunnan Long Teng Mining Ltd.

With respect to the $5,000,000 equity investment into Yunnan Long Teng Mining Ltd. by the Company, the Company is required to contribute not less than $460,000 within three months after the issuance of the Yunnan Long Teng Mining Ltd. business license; $1,000,000 within twenty four (24) months after the issuance of the Yunnan Long Teng Mining Ltd. business license; $1,550,000 within thirty-six (36) months after the issuance of the Yunnan Long Teng Mining Ltd. business license; and based on the results of the exploration by Yunnan Long Teng Mining Ltd., if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the Yunnan Long Teng Mining Ltd. business license. The capital contribution by the Company is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Brigade 209 will remain a 10% owner of Yunnan Long Teng Mining Ltd.

In addition, the Company is required to provide Brigade 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the Chinese government approves of the issuance of the Yunnan Long Teng Mining Ltd. business license, and the transfer of all relevant exploration permits from Brigade 209 into Yunnan Long Teng Mining Ltd.

On September 29, 2004, this JV Agreement was approved by the Chinese Government and a business license for Yunnan Long Teng Mining Ltd. was issued. Application to transfer the exploration and mining rights from Brigade 209 to Yunnan Long Teng Mining Ltd. is currently under way.

Plan of Operation for Joint Venture Properties
----------------------------------------------

Through its joint venture agreement with Brigade 209, the Company currently has interests in the following properties:

         Property Location                     Property Size              Company's Interest Governed Under
-----------------------------------   -------------------------------   -------------------------------------
 Luquan County Dasongshu district,        83.29 square kilometers        Cooperative Joint Venture Contract,
       Yunnan Province, China                                                   dated July 6, 2004

  Sujiayakou, Weiliancun, Maanshan        44.02 square kilometers        Cooperative Joint Venture Contract,
 district, Sichuan Province, China                                              dated July 6, 2004

The JV Agreement with Brigade 209 grants the Company a right to participate in the proceeds from the properties above for a term of 30 years, which may be extended. Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Brigade 209), provided certain financing schedules are met by the Company.

Near-Term Exploration Plan for Joint Venture Properties
-------------------------------------------------------

The initial exploration program that encountered a number of important anomalous gold zones at the Boka Gold Project consisted of geochemical soil sampling, geological mapping and surveying to define targets for follow-up trenching and drilling. The Company is taking and expects to continue to take a similar approach with the continuation of its own 2004 exploration program, which includes soil and rock sampling, as well as detailed structural and stratigraphic mapping. The Company intends to follow up with trenching and tunneling in the most prospective areas. Drilling is expected to commence by June of 2005.

The same exploration techniques instrumental in delineating virtually every gold discovery at the Boka Gold Project are being employed by the Company. Ongoing diamond drilling at Boka is helping to determine the size, scope and average grade of the 25 kilometer plus mineralized horizon or trend (including a 9.5 kilometer strike length) that includes these various gold discoveries and other prospects.

The Company may also expedite efforts to zero in on high grade mineralized structures and zones with satellite imagery of both the Hui Dong Property and Boka Gold Project. The Company expects to use this exploration tool to look for zones of hydrothermal alteration on both properties. By studying the geological footprint of Southwestern Resources Corporation's key discovery zones, the Company expects to accelerate the identification of similar features on its Hui Dong Property and Luquan property.

The Company, in conjunction with Joint Venture partner Brigade 209, plans a comprehensive exploration program at Hui Dong to begin in late November 2004.

Work will focus on exploration for gold and copper and will be modeled after the Brigade 209 success at the nearby, geologically similar, Boka gold project. The goal of the program is to define the extent of gold and copper anomalies in the Hui Dong area through soil and rock sampling, trenching, tunneling and geological mapping. The anomalies will then be tested by a core drilling program to begin by summer of 2005.

The exploration program is expected to begin by assessing the extent of previous stream sediment sampling and adding to that survey if necessary. Significant stream sediment anomalies are expected to provide target for more detailed sampling in the soil geochemistry program to follow. A two-stage soil geochemistry program is planned. Stage 1 involves property-wide soil sampling and is expected to build on regional soil and stream sediment sampling previously accomplished by Brigade 209. A plan developed in consultation with Paul Taufen, geochemist and AMEC associate, is expected to begin by collecting soil samples on both north-south and east-west directed lines with sample centers of 800 x 100 meters. A total of 2,350 samples are planned for this phase of the program which should provide a good picture of significant fault-controlled mineralization. Following analyses of first stage results, infill sampling at closer line spacing intervals is expected to be done to further define significant anomalies. A total of 10,000 soil samples are anticipated to be collected in stages 1 and 2.

Geological mapping is planned to be done concurrently with the soil geochemical survey. Once familiar with the stratigraphic section, Brigade 209 geologists will complete geological mapping at a scale of 1:25,000 (approximately 1" = 2000'). More detailed mapping at 1:10,000 (approximately 1"=1000') is expected to be done in favorable areas defined by results of the soil geochemical survey. Satellite imagery is expected to be incorporated into the mapping program to aid in identifying potential ore-controlling faults and also areas of altered rocks associated with mineralized zones. Appropriate ground-based geophysical programs including magnetics and IP/resistivity surveys, may be used to identify buried zones of alteration potentially related to gold and copper mineralization.

Hand-dug trenches are anticipated to be constructed across the best soil and altered rock anomalies to obtain better rock exposures for sampling and more detailed mapping. A total of 3,000 cubic meters of trenches are anticipated which should yield several hundred rock samples along outcrop exposures in the trenches. Gold zones, defined by the trenching and rock sampling, are expected to then be targeted for drilling in mid 2005. For less accessible areas too difficult for drill rigs to access at this time, tunneling is anticipated to be done to further define and sample gold mineralized zones. If after tunneling, the zone is still considered to be favorable and warrant drilling, a road is expected to be constructed to provide drill rig access. Ore-grade drill intercepts are expected to be followed-up by a second round of drilling in the fall of 2005. The 2005 exploration program is expected to lay the ground work for continuing exploration and development at Hui Dong in subsequent years.

As of December 10, 2004, portions of each the high density and low density sampling programs had been completed. Of 7,552 high density samples to be taken, approximately 5,888 have been taken as of the date of this report. These samples are being stored near the property, and will be moved upon completion of the sampling to the laboratory facilities in Kunming. Shortly thereafter, these samples will also be sent to North America where they will be analyzed by Acme Laboratories in Vancouver, British Columbia. Of the 2,500 low density samples to be taken, approximately 400 have been taken as of the date of this report. The storage and analysis of these samples will be done in the same manner as described for the high density samples above. It is estimated that the high and low density sampling will be completed by December 31, 2004 and January 15, 2005 respectively. Once again, analysis of these samples is expected to be complete in February of 2005.

Employees
---------

As of October 31, 2004, the Company had 3 full-time employees (over and above its directors, officers and consultants), one employed in an administrative capacity at the Company's office in Kunming, China, one employed as a bookkeeper with the Company's Kunming Office, and one employed in an administrative capacity at the Company's office in Vancouver, British Columbia. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Current Directors and Executive Officers
----------------------------------------

As of the date of this Report, the Company's directors and executive officers are as follows:

NAME                 AGE          OFFICES HELD
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

Significant Employees /Consultants
----------------------------------

The Company has one key person outside the directors and officers noted above. The Company entered into a consulting agreement with True North Management Ltd. ("True North"), a company organized under the laws of Hong Kong, on November 1, 2003 and March 1, 2004, to act as our liason with various Chinese contacts and to consult on various matters involving geology and geographic reports. True North is, in effect, Mr. Anthony Tam, who is currently the sole owner and director of True North. Magnus currently pays True North a monthly consulting fee for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.
----------------------------------------------

For the three-month period ending October 31, 2004, the Company had an operating loss of $474,925. At October 31, 2004, the Company had working capital of $395,248. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company's outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY
------------------------------------------------------------------------------
AFFECT THE COMPANY'S FINANCIAL CONDITION.
-----------------------------------------

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition.

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

Off-balance Sheet Arrangements
------------------------------

     None.


Item 3.  Controls and Procedures
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II--Other Information
--------------------------

Item 1.  Legal Proceedings
--------------------------

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company. None of the Company's directors, officers or affiliates are (i) a party adverse to the

Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

From November 13, 2003 to December 7, 2004, the Company received a total of $2,112,254 from investors under subscription agreements for the purchase of 4,224,508 units of the Company at a price of $0.50 per unit. Each unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until January 9, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006 only if the holder thereof exercises the share purchase warrant. The Company has not issued the securities under the subscription agreements at this point in time and the funds advanced to the Company are treated as an interest free loan until the securities are issued and delivered to the appropriate investor. We believe that issuances from funds raised to date will be exempt from registration under Regulation S as the securities will be issued in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. In addition, all of the purchasers, thus far, have not been United States residents.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

     N/A


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     N/A


Item 5.  Other Information
--------------------------

     N/A


Item 6.  Exhibits
-----------------

     31.1 Certificate pursuant to Rule 13a-14(a)

     32.1 Certificate pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Magnus International Resources Inc.
                                           -----------------------------------


Date: December 13, 2004                    Per:     /s/ Graham Taylor
                                               ---------------------------------
                                               Graham Taylor
                                               President, CEO, CFO, Secretary,
                                               Treasurer and Director