Form 10QSB
period 2005-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2005-03-17
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2005              Commission File Number 333-74992


                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               98-0351859
            ------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

101 Convention Center Drive, 7th Floor
Las Vegas, Nevada                                                       89109
-------------------------------------------                             -----
 (Address of Principal Executive Offices)                             (Zip Code)

                                 (888) 888-1494
                                 --------------
                           (Issuer's telephone number)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 10, 2005, the Company had 22,543,200 shares of Common Stock outstanding. An additional 2,333,333 shares are potentially outstanding pursuant to options which have vested or will vest within 60 days of January 31, 2005. As of the date of filing this report, no options have been exercised.

Transitional Small Business Disclosure Format:
----------------------------------------------

                                 Yes       No  X
                                    -----    -----

                                Table of Contents
                                -----------------


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements..............................................F-1

Item 2.   Plan of Operation..................................................3

Item 3.   Controls and Procedures...........................................16

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................17

Item 2.   Changes in Securities and Use of Proceeds.........................17

Item 3.   Defaults Upon Senior Securities...................................17

Item 4.   Submission of Matters to a Vote of Securities Holders.............17

Item 5.   Other Matters.....................................................17

Item 6.   Exhibits..........................................................18

          Signatures........................................................18

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

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


                                                                     January 31,           July 31,
                                                                         2005                2004
                                                                   ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                            $     1,016,371      $      273,455

   Advances receivable and prepaid expenses, including related
   party receivable of $ 90,779 (July 31, 2004 - $nil)                     170,571              56,106
                                                                   ----------------    ----------------
      Total current assets                                               1,186,942             329,561

EQUIPMENT
   Equipment, net of $8,316 accumulated depreciation                       194,329               8,608

ADVANCE TO JOINT VENTURE (Note 3)                                               --             500,000

ADVANCES ON LICENSE ACQUISITIONS                                           736,715                  --

MINERAL PROPERTY LICENSES (Note 3)                                              --                  --
                                                                   ----------------    ----------------

      Total assets                                                 $     2,117,986     $       838,169
                                                                   ================    ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities, including
      related party payable of $ nil  (July 31, 2004 - 217,574)    $       356,143     $       357,514
                                                                   ----------------    ----------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY
   Common stock
      Authorized 100,000,000 shares at par value of $0.001 each
      Issued and outstanding 22,543,200                                     22,543              22,543
   Subscription received                                                 3,367,995           1,327,254
   Common stock to be issued                                               190,000             190,000
   Additional paid-in capital                                            1,066,047             755,328
   Accumulated (deficit) during exploration stage                       (2,884,742)         (1,814,470)
                                                                   ----------------    ----------------
         Total shareholders' equity                                      1,761,843             480,655
                                                                   ----------------    ----------------

      Total liabilities and shareholders' equity                   $     2,117,986     $       838,169
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


                                                                                                           From Inception of
                                           Three Months Ended                   Six Months Ended           the Exploration
                                               January 31                          January 31               Stage through
                                    --------------------------------    --------------------------------     January 31,
                                         2005              2004              2005              2004              2005
                                    --------------    --------------    --------------    --------------    --------------
                                                                                                               (Note 1)

EXPENSES:
   Consulting                       $     132,558     $     415,000     $     266,858     $     415,000     $     609,296
   Exploration                             80,857                --            80,857                --            80,857
   Finder fees                                 --                --                --                --           642,000
   Legal and professional fees             29,923            10,462            51,823            19,437           195,789
   Salaries and benefits                   50,120            16,883            68,605            16,883           168,790
   Stock-based compensation               158,335                --           310,719                --           587,424
   Other administrative expenses          143,554            10,699           291,410            10,723           523,443
                                    --------------    --------------    --------------    --------------    --------------
      Total expenses                      595,347           453,044         1,070,272           462,043         2,807,599
                                    --------------    --------------    --------------    --------------    --------------

      Net  (loss) for the period    $    (595,347)    $    (453,044)    $  (1,070,272)    $    (462,043)    $  (2,807,599)
                                    ==============    ==============    ==============    ==============    ==============

Net earnings (loss) per common
share - basic and diluted:          $       (0.03)    $       (0.04)    $       (0.05)            (0.04)
                                    ==============    ==============    ==============    ==============

Weighted average number of common
stock outstanding                   $  22,543,200     $  11,488,266     $  22,543,200        11,135,767
                                    ==============    ==============    ==============    ==============

















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


                                                                                                                      From Inception
                                                                                                                          of the
                                                        Three Months Ended                 Six Months Ended            Exploration
                                                            January 31                        January 31              Stage through
                                                  -------------------------------   -------------------------------    January 31,
                                                       2005             2004             2005             2004             2005
                                                  --------------   --------------   --------------   --------------   --------------

Cash flows from (used in) operating activities:
   Net  (loss)                                    $    (595,347)   $    (453,044)   $  (1,070,272)   $    (462,043)      (2,807,599)
   Adjustments  to reconcile net (loss) to
   net cash used in operating activities:
      Stock-based compensation                          158,335               --          310,719               --          587,424
      Stock issued for services                              --          337,500               --          337,500          614,000
      Depreciation                                        6,014               --            7,669               --            8,316
      Imputed interest                                       --               --               --               --               --
      Net change in operating assets and                                      --
      liabilities:
         Advances receivable and
         prepaid expenses                              (135,952)         (35,776)        (114,465)         (35,776)        (170,571)
         Accounts payable and accrued
         liabilities                                     23,635           12,068           (1,371)          21,044          356,143
                                                  --------------   --------------   --------------   --------------   --------------
   Net cash used in operating activities               (543,315)        (139,252)        (867,720)        (139,275)      (1,412,287)
                                                  --------------   --------------   --------------   --------------   --------------

Cash flows from (used in) investing activities:
   Advance to joint venture company                          --               --          500,000               --               --
   Advances on license acquisitions                    (736,715)                         (736,715)                         (736,715)
   Purchase of equipment                               (160,623)              --         (193,390)              --         (202,645)
                                                  --------------   --------------   --------------   --------------   --------------
Net cash from (used in) investing
activities                                             (897,338)              --         (430,105)              --         (939,360)
                                                  --------------   --------------   --------------   --------------   --------------

Cash flows from financing activities:
   Subscription received                              1,763,887          184,254        2,040,741          184,254        3,367,995

                                                  --------------   --------------   --------------   --------------   --------------
Net cash from financing activities                    1,763,887          184,254        2,040,741          184,254        3,367,995
                                                  --------------   --------------   --------------   --------------   --------------
Net change in cash                                      323,234           45,002          742,916           44,979        1,016,348

Cash, beginning of period                               693,137               --          273,455               23               23
                                                  --------------   --------------   --------------   --------------   --------------
Cash, end of period                               $   1,016,371    $      45,002    $   1,016,371    $      45,002    $   1,016,371
                                                  ==============   ==============   ==============   ==============   ==============

Non-cash transactions:
   Common stock issued/allotted for
   services                                       $          --    $          --    $          --    $          --          614,000
                                                  ==============   ==============   ==============   ==============   ==============
Supplemental disclosure of cash flow
information:
   Interest paid                                  $          --    $          --    $          --    $          --    $          --
                                                  ==============   ==============   ==============   ==============   ==============
   Income taxes paid                              $          --    $          --    $          --    $          --    $          --
                                                  ==============   ==============   ==============   ==============   ==============


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


                                                                                                      Cumulative
                                                                                         Common         Other
                                                                                         Stock          Compre       Additional
                                            Common                     Subscription      to be         -hensive       Paid-in
                                            Stock          Amount        received        Issued     Income (loss)     Capital
                                         ------------   ------------   ------------   ------------   ------------   ------------

Balance July 31, 2003                     21,543,200         21,543             --             --             --    $    55,623

Shares issued as a finder's fees
in connection with a letter of
intent, December 31, 2003                    200,000            200             --             --             --         79,800

Shares issued as a finder's fees
in connection with two letters
of intent, January 15, 2004                  400,000            400             --             --             --        171,600

Shares issued as consulting fees,
ranging from $0.26 to $0.54 per share,
between November 30, 2004 and February
29, 2004                                     400,000            400             --             --             --        171,600

200,000 Shares to be issued as a
finder's fee in connection with a
joint venture agreement, July 6, 2004             --             --             --        190,000             --             --

Shares subscription received                      --             --      1,327,254             --             --             --

Stock-based  compensation                         --             --             --             --             --        276,705

Net (loss) for the year                           --             --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------   ------------

Balance July 31, 2004                     22,543,200    $    22,543    $ 1,327,254    $   190,000    $        --    $   755,328

Share subscriptions received                      --             --      2,040,741             --             --             --

Stock-based  compensation                         --             --             --             --             --        310,719

Net (loss) for the year                           --             --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------   ------------

Balance January  31, 2005                 22,543,200    $    22,543    $ 3,367,995    $   190,000    $        --    $ 1,066,047
                                         ============   ============   ============   ============   ============   ============











(continued)
                                            Deficit
                                          Accumulated
                                             During
                                          Exploration   Stockholders'
                                             Stage          Equity
                                          ------------   ------------

Balance July 31, 2003                          (77,143)           23

Shares issued as a finder's fees
in connection with a letter of
intent, December 31, 2003                           --         80,000

Shares issued as a finder's fees
in connection with two letters
of intent, January 15, 2004                         --        172,000

Shares issued as consulting fees,
ranging from $0.26 to $0.54 per share,
between November 30, 2004 and February
29, 2004                                            --        172,000

200,000 Shares to be issued as a
finder's fee in connection with a
joint venture agreement, July 6, 2004               --        190,000

Shares subscription received                        --      1,327,254

Stock-based  compensation                           --        276,705

Net (loss) for the year                     (1,737,327)    (1,737,327)
                                          ------------   ------------

Balance July 31, 2004                    $  (1,814,470)  $    480,655

Share subscriptions received                        --      2,040,741

Stock-based  compensation                           --        310,719

Net (loss) for the year                     (1,070,272)    (1,070,272)
                                          ------------   ------------

Balance January  31, 2005                $  (2,884,742)  $  1,761,843
                                          =============  =============




       The accompanying notes to financial statements are an integral part of these statements.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended July 31, 2004 included in the annual report previously filed on Form 10-KSB. These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at January 31, 2005, and the results of operations and cash flows for the interim periods ended January 31, 2005 and 2004.

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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 3). As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises. The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through January 31, 2005.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc. The Company has an office in Vancouver, Canada.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc. ("Gravity Marketing"), in May 2003. The Company formed two new subsidiaries called Magnus International Resources Inc. ("Magnus BVI") and Magnus Resources
(HK) Limited ("Magnus HK") in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of January 31, 2005.

On September 29, 2004, the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government. With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., ("Long Teng") was formed. The Company owns 100% of the issued shares of Long Teng as at January 31, 2005. Under the terms of the joint venture agreement the Company's interest in Long Teng will be reduced to 90%, as described in Note 3. The activities of Long Teng are governed by the joint venture agreement.

Principles of Consolidation
---------------------------

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Gravity Marketing, Magnus BVI, Magnus HK and Long Teng Mining. All significant inter-company balances and transactions are eliminated.

Cash Equivalents
----------------

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2005, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses
-------------------------------------------

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at January 31, 2005, the Company did not have proven or probable reserves.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


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

As at January 31, 2005, the Company did not have asset retirement obligations

Equipment
---------

Equipment is composed of vehicles and office furniture and equipment and is being depreciated on a straight-line basis over their estimated useful lives of five years for office furniture and equipment and ten years for vehicles.

Advertising Expenses
--------------------

Advertising expenses are expensed as incurred. There were no advertising expenses incurred by the Company for the six months ended January 31, 2005 and 2004.

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

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. The Company has adopted SFAS No. 128 Earnings Per Share.
Diluted earnings (loss) per share is equal to the basic earnings (loss) per share for the six months ended January 31, 2005 and 2004 because common stock equivalents consisting of options to acquire 4,000,000 shares of common stock that are outstanding at January 31, 2005 and 2004 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, advances receivable and accounts payable and accrued liabilities at January 31, 2005, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. During the six month periods ended January 31, 2005 and 2004, the Company has no comprehensive income other than net income
(loss).

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

Long-Lived Assets Impairment
----------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at January 31, 2005, there was no impairment loss adjustment.

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

New Accounting Pronouncements
-----------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123(R )does not have any impact of the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's financial statements.

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

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


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

Yunnan Long Teng Mining Ltd.
----------------------------

On July 6, 2004, the Company entered into a formal Cooperative Joint Venture Contract ("JV Agreement") with Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China ("Team 209") to form a new joint venture company called Yunnan Long Teng Mining Ltd. ("Long Teng"), a Chinese corporation. Long Teng will carry out mineral exploration and development in Luquan county, Yunnan province and Huidong county, Sichuan province, China. Under the terms of the JV Agreement, the Company will contribute $5,000,000 as an equity investment into Long Teng over the next four (4) years and Team 209 will transfer certain gold and copper exploration licenses to Long Teng in return for RMB 5,500,000 ($US 664,251) and a 10% interest in Long Teng. Upon initial capital contributions by

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


the Company and the transfer of the exploration licenses by Team 209, the Company will own a 90% interest in Long Teng. Subject to certain conditions precedent being satisfied, the Company is required to contribute $5,000,000 as follows:

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

The Company agreed to pay a finder's fee of 200,000 shares of its common stock valued at $190,000 and $200,000 cash to a corporation controlled by an individual who became a director of Long Teng in September 2004. As at January 31, 2005, the $200,000 cash has been paid and 200,000 shares were allotted.

As at January 31, 2005, the Company has contributed $1,230,000 to Long Teng under the terms of the JV Agreement. Should Long Teng fail to receive approval from the government of China for the transfer of exploration licenses from Team 209, any unspent balance will be refunded to the Company.

Zhamashi Gold and Copper Deposits, Qinghai Province
---------------------------------------------------

On January 15, 2004, the Company and Team 209 entered into a letter of intent with respect to forming a cooperative joint venture company to carry out mineral

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


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

A definitive joint venture agreement and articles of association for the joint venture company shall be agreed upon and signed before November 30, 2004, or such later date as the Company and Team 209 may agree upon. As at January 31, 2005, the definitive joint venture agreement has not been signed. However, the Company is negotiating an alternative joint venture agreement with Team 209, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company. Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company's capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


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

Kangding Kangma Mining Ltd.
---------------------------

On December 2, 2004, the Company entered an agreement through an agent to purchase Kangding Kangma Mining Ltd. ("Kangding"), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area ("Xintaizi"). Under the agreement, the Company is to pay 2,100,000 RMB (approximately $253,725 US dollars on December 2, 2004) to the vendor. Six hundred thousand (600,000) RMB has been paid to the vendor and is included in Advances on License Acquisitions, with the remaining 1,500,000 RMB due on the day the transfer of the mining license is successfully registered and effected under Chinese law.


4.   COMMON STOCK
-----------------

As at January 31, 2005, , the Company has received a total of $3,367,995 from investors under subscription agreements for the purchase of 6,735,990 units of the Company at a price of $0.50 per unit. Each unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until July 31, 2005

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January, 2006 only if the holder thereof exercises the share purchase warrant.

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


5.   RELATED PARTY TRANSACTIONS
-------------------------------

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

During the six months ended January 31, 2005, the Company paid $60,000 (2004 - $nil) to a director of the Company for consulting services rendered and $18,054 in directors' fees to two directors.

The Company, in February of 2004, entered into a consulting agreement (the "Agreement") with an individual who was subsequently appointed as a director of Long Teng Mining in September 2004. Pursuant to the Agreement, the Company pays a fee of $10,000 per month. The Agreement has a term of two years expiring on February 28, 2006. During the six months ended January 31, 2005, the Company incurred $60,000 (2004 - nil) consulting fees under the terms of the Agreement.


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

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


166,667 of 4,000,000 options vested on February 1, 2004 (the "Initial Vesting Date") with the reminder to vest in equal monthly proportions over a period of twenty-three (23) months from the Initial Vesting Date. The options expire on January 26, 2009.

The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in its accounting for stock-based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. No stock-based employees' compensation expense is recognized in the statements of operations, as all options granted to directors and employees had an exercise price equal to the market price of the underlying common stock on the date of grant. Options issued to non-employees are recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

A summary of the Company's stock options activities is presented below:

                                                                                       Weighted
                                                               Number of Common        Average
                                                                     Stock          Exercise Price
                                                               ----------------    ---------------

Options outstanding at July 31, 2002 and 2003                              --      $          --
Granted                                                             4,000,000               0.50
                                                               ----------------    ---------------

Options outstanding as at July 31, 2004 and January 31, 2005
                                                                    4,000,000      $       0.50
                                                               ================    ===============

Options exercisable as at January 31, 2005                          2,000,000      $        0.50
                                                               ================    ===============

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

The following  table  illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123:

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


                                                         Six months ended January 31
                                                     ------------------------------------
                                                           2005                2004
                                                     ----------------    ----------------

Net income (loss), as reported                       $    (1,170,272)    $      (462,043)
Deducted: total stock-based employee compensation
 expenses determined under fair value based method
 for all awards                                             (244,125)                 --
                                                     ----------------    ----------------

Pro-forma net income (loss)                          $    (1,414,397)    $      (462,043)
                                                     ================    ================

Earnings (loss) per share:
  Basic and diluted, as reported                     $         (0.05)    $         (0.04)
                                                     ================    ================

  Basic and diluted, pro-forma                       $         (0.06)    $         (0.04)
                                                     ================    ================


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

Deferred tax assets at January 31, 2005 consisted solely of the estimated benefit of net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets. The valuation allowance was adjusted for the years by an amount equal to the change in the deferred tax asset to result in a net deferred tax asset of zero.

                       MAGNUS INTERNATIONAL RESOURCES INC.
                     (formerly Gravity Spin Holdings, Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                            (Expressed in US Dollars)
                      (Unaudited - Prepared by Management)


9.   SEGMENTED INFORMATION
--------------------------

The Company is operating in a single segment based upon the Company's organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:

                                               January 31           July 31
                                                  2005                2004
                                            ----------------    ----------------

North America                               $       723,202     $       338,169
China                                             1,394,784             500,000
                                            ----------------    ----------------

Total                                       $     2,117,986     $       838,169
                                            ================    ================

Item 2.  Plan of Operation
--------------------------

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. The actual results of Magnus International Resources Inc. (the "Company") could differ materially from the results discussed in the forward-looking statements.

Overview
--------

The Company is currently in the exploration stage and is engaged in the acquisition, exploration and development of precious and base metal properties in China. The current primary focus of the Company is the exploration and development of gold and copper projects. To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities. Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31, 2004, fiscal year end. The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office             United States Office           China Office                     United Kingdom Office
---------------             --------------------           ------------                     ---------------------
Magnus International        101 Convention Center Drive    Dushimingyuan Bldg.              1 Berkeley Street
Resources Inc.              7th Floor                      No. A-2708, Central Renmin       London
1285 West Pender Street,    Las Vegas, Nevada, 89109       Road                             United Kingdom
Suite 110                   Tel: (702) 873-3488            Kunming City, Yunnan Province    W1J 8DJ
Vancouver, BC               Fax: (702) 221-0904            650031, People's Republic of     Tel: 44-207-016-8844
Canada                                                     China                            Fax: 44.207.016-9100
V6E 4B1                                                    Tel: 86-871-3642420
Tel: (604) 694-1432                                        Fax: 86 871 3642420
Fax: (604) 602-1499

The price of the Company's common stock has been quoted for trading on the OTC BB since March 25, 2003.

Outlook
-------

Mineral prices rose steadily during our last fiscal year. For example, at July 31, 2003, the price of gold was $354.75 per ounce compared to $391.40 at July 31, 2004, representing an increase of approximately 10%. Similarly, the value of copper increased approximately 35% (from $81.80 per pound to $127.55) and the value of silver increased approximately 21% (from $5.15 per ounce to $6.54) during the same period. At January 31, 2005, gold, copper and silver were valued at $421.70, $143.50 and $6.73, respectively.

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

The Company had working capital of $830,799 at January 31, 2005. Total cash requirements stipulated under the Company's Joint Venture Agreement with Team 209 of the Nuclear Industry of Yunnan Province, People's Republic of China ("Team 209") calls for a $5,000,000 equity investment into the joint venture company by the Company. Under the agreement, the Company is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight
(48) months after the issuance of the joint venture company business license. As of January 31, 2005, the Company had contributed $1,230,000 to the joint venture company. The business license for the joint venture company was approved and issued on September 29, 2004. Thus, the Company has at least 24 months from September 29, 2004, to contribute at least $230,000 to the joint venture company, and then all other contributions must be made as per the schedule above. The Company will need to raise additional funds through equity or debt financings in order to meet its future investment requirement in the joint venture. While the Company has been successful in raising money in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through equity or debt financings the Company will not generate sufficient revenue to cover any shortfall in the next year.

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

On December 2, 2004, Mr. Ronjin Yang of Team 209 entered an agreement, on behalf of the Company, to purchase Kangding Kangma Mining Ltd. ("Kangding"), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area ("Xintaizi"). Under the agreement to purchase Kangding, Mr. Yang is to pay, on behalf of the Company, with funds advanced by the Company, RMB 2,100,000 (approximately $253,725 US dollars on December 2, 2004) to the vendor. Six hundred thousand (600,000) RMB has been paid to the vendor, with the remaining RMB 1,500,000 due on the day the transfer of the mining license is successfully registered and effected under Chinese law.

The property is located at Kongyo Villiage, Kangding County, in Sichuan Province. Geologically, the property is located at the inter-contact belt between the Cuanxi altiplano and Sichuan basins. It is at the Western limb of the Yangzizhunditai and the Northern end of the Kangdiandi axis. The elevation is 1900 to 3200 meters, and the property is a five hour drive from Chengdu City.

The mining license covers a 3.0877 square kilometer mining area, with a production capacity of 10,000 tons per year. The effective period of the existing license is December 1, 2003 to December 1, 2006, but this can be renewed. The property has no actual mining facilities, but there has been some tunneling and sampling conducted by local geologists and Team 209.

The Company is currently in the process of having the equitable interests in Kangding transferred to the Company and Team 209, in proportions of 90% and 10% respectively. Once this transfer has been completed, the Company and Team 209 intend to form a new Joint Venture company, and submit all necessary approvals to the Chinese government. This process is anticipated to be completed by the late summer of 2005.


Letters of Intent and Preliminary Agreements
--------------------------------------------

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

On April 6, 2004, the Company and Team 209 signed a preliminary joint venture agreement to form a co-operative joint venture company to carry out mineral exploration and development in the 200 square kilometer area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, PRC. In conjunction with entering into this preliminary joint venture agreement, the parties entered into a preliminary mine asset purchase agreement for the proposed co-operative joint venture company to acquire the mining assets, mining rights and mining permits, permitting the holder to mine in the Property, from a third party for a total purchase price of approximately $2,000,000 which payments were to be on a certain payment schedule. This schedule was to be set out in the definitive mine asset purchase agreement to be entered into if and when the Company and Team 209 entered a definitive joint venture agreement. The operations of the co-operative joint venture company are to be managed under the control of the Company. The Company is to contribute $5,010,000 as an equity investment into the co-operative joint venture company and Team 209 is responsible for transferring certain gold and copper exploration permits and all related data and information on the Property to the co-operative joint venture company. Upon the full capital contribution by the Company and the transfer of the exploration permits by Team 209, the Company will own 90% and Team 209 will own 10% of the co-operative joint venture company. With respect to the $5,010,000 equity investment into the co-operative joint venture company by the Company, the Company is required to contribute not less than $750,000 within three months after the issuance of the co-operative joint venture company business license; and $4,260,000 within thirty-six (36) months after the issuance of the co-operative joint venture company business license. However, any amount already paid by the Company for the acquisition of the mining assets, mining rights and mining permits from the third party will be deducted from this amount. The capital contribution by the Company is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Team 209 will remain a 10% owner of the co-operative joint venture company. A definitive joint venture agreement and articles of association for the co-operative joint venture company was to be agreed upon and signed before November 30, 2004, or such later date as the Company and Team 209 may agree upon. An extension to the November 30, 2004 deadline, which passed without a formal agreement being executed, is currently being negotiated. The Company will pay a finder's fee of 100,000 shares of common stock of the Company and $100,000 in cash to True North upon the execution of a formal joint venture agreement between the Company and Team 209 with respect to this Property. The Company has already issued 200,000 shares of its common stock to True North with respect to the letter of intent that was executed between the Company and Team 209 on January 15, 2004, in relation to this Property. The parties have been actively negotiating an alternative joint venture agreement, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company. Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company's capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).


Joint Venture Agreements
------------------------

On July 6, 2004, the Company signed a formal cooperative joint venture contract ("JV Agreement") with Team 209 to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd., a Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Hui Dong County in Sichuan Province, China and an area of 44.02 square kilometers in Luquan County, Yunnan Province, China (the "Exploration License areas"). Under the JV Agreement, if either the Company or Team 209 acquires any further mining rights for the area surrounding the Exploration License areas then the respective party must, on a first priority basis, transfer such mining rights to Yunnan Long Teng Mining Ltd. for a fee permitted by law or at an appropriate price.

The operations of the joint venture company are managed under the control of the Company. The Company is to contribute $5,000,000 as an equity investment into Yunnan Long Teng Mining Ltd. over the next 3-5 years and Team 209 is responsible for transferring certain gold and copper exploration permits for the Properties to Yunnan Long Teng Mining Ltd. Upon full capital contributions by the Company and the transfer of the exploration permits by Team 209, the Company will own 90% and Team 209 will own 10% of Yunnan Long Teng Mining Ltd.

With respect to the $5,000,000 equity investment into Yunnan Long Teng Mining Ltd. by the Company, the Company is required to contribute not less than $460,000 within three months after the issuance of the Yunnan Long Teng Mining Ltd. business license; $1,000,000 within twenty four (24) months after the issuance of the Yunnan Long Teng Mining Ltd. business license; $1,550,000 within thirty-six (36) months after the issuance of the Yunnan Long Teng Mining Ltd. business license; and based on the results of the exploration by Yunnan Long Teng Mining Ltd., if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the Yunnan Long Teng Mining Ltd. business license. The capital contribution by the Company is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Team 209 will remain a 10% owner of Yunnan Long Teng Mining Ltd.

In addition, the Company is required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the Chinese government approves of the issuance of the Yunnan Long Teng Mining Ltd. business license, and the transfer of all relevant exploration permits from Team 209 into Yunnan Long Teng Mining Ltd.

Furthermore, the Company entered into a verbal agreement with Team 209, whereby the Company agreed to reimburse Team 209 for its cost of acquiring the Hui Dong exploration license, which was 5,500,000 RMB (approx. USD $665,500). As of January 31, 2005, the Company has fully reimbursed Team 209 for this license. The cost of the Hui Dong exploration license, which has now been paid by the Company, has been counted towards the Company's capital contribution requirement under the JV Agreement.

On September 29, 2004, this JV Agreement was approved by the Chinese Government and a business license for Yunnan Long Teng Mining Ltd. was issued. Application to transfer the exploration and mining rights from Team 209 to Yunnan Long Teng Mining Ltd. is currently under way. Transfer of the exploration licenses is expected to complete in the second quarter of 2005.


Other Projects
--------------

As described in more detail under "Outlook" above, on December 2, 2004 the Company purchased Kangding Kangma Mining Ltd. ("Kangding"), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area ("Xintaizi"). The Company and Team 209 plan to form a new Joint Venture company and apply for all necessary approvals from the Chinese government to begin development of the Xintaizi project. The initial approval process is anticipated to be completed by the late summer of 2005. As various approvals are in progress, the Company plans to put together, in consultation with Team 209 and AMEC, a development strategy for Xintaizi.


Plan of Operation for Joint Venture Properties
----------------------------------------------

Through its joint venture agreement with Team 209, the Company currently has interests in the following properties:

         Property Location                   Property Size             Company's Interest Governed Under
----------------------------------   -----------------------------   -------------------------------------
  Sujiayakou, Weiliancun, Maanshan       83.29 square kilometers       Cooperative Joint Venture Contract,
 district, Sichuan Province, China                                               dated July 6, 2004

 Luquan County Dasongshu district,       44.02 square kilometers       Cooperative Joint Venture Contract,
       Yunnan Province, China                                                    dated July 6, 2004

The JV Agreement with Team 209 grants the Company a right to participate in the proceeds from the properties above for a term of 30 years, which may be extended. Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Team 209), provided certain financing schedules are met by the Company.


Near-Term Exploration Plan
--------------------------

The initial exploration program that encountered a number of important anomalous gold zones at the neighboring Boka Gold Project consisted of geochemical soil sampling, geological mapping and surveying to define targets for follow-up trenching and drilling. The Company is taking and expects to continue to take a similar approach with the continuation of its own exploration program, which includes soil and rock sampling, as well as detailed structural and stratigraphic mapping. The Company intends to follow up with trenching and tunneling in the most prospective areas. Drilling is expected to commence in late 2005.

These same exploration techniques instrumental in delineating virtually every gold discovery at the Boka Gold Project are being employed by the Company. Ongoing diamond drilling at Boka is helping to determine the size, scope and average grade of the 25 kilometer plus mineralized horizon or trend (including a 9.5 kilometer strike length) that includes these various gold discoveries and other prospects.

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

The Company, in conjunction with Joint Venture partner Team 209, has launched a comprehensive exploration program at Hui Dong. The program is modeled after the Team 209 success at the nearby, geologically similar, Boka gold project. The goal of the exploration program is to define the extent of gold anomalies in the Hui Dong area through soil and rock sampling, trenching, tunneling and geological mapping. The anomalies will then be tested by a core drilling program scheduled to begin in late 2005.

A two-stage property-wide soil geochemistry program is virtually complete. Stage 1 involved the collecting samples on 50 m x 250 m centers along north-south oriented lines. A total of 7,282 samples have been collected. Half of these samples will be analyzed as a first pass by the YPCL Analytical Laboratory in Kunming. The remaining samples will be analyzed as needed to better define anomalies. A "low density" Stage 2 sample survey is also complete, and at the analysis stage. Samples were collected on 100 m x 750 m centers on both north-south and east-west oriented lines. 2,326 samples were collected. Sample preparation of the low-density survey samples is underway, and will be completed at a laboratory in Kunming, China, after which 100 gram samples of finely-screened (-60 mesh) soils will be shipped to Acme labs of Vancouver, British Columbia and analyzed for low-level gold by aqua-regia/graphite furnace AA plus 35 element ICP/mass spectrometry.

A full report, highlighting the results of the high and low density geochemical surveys, is anticipated to be completed by AMEC in April of 2005, and a preliminary report was released by the Company consultant geologists on March 6, 2005.

Geological mapping is planned to be done in conjunction with the soil geochemical survey. Once familiar with the stratigraphic section, Team 209 geologists expect to complete geological mapping at a scale of 1:25,000 (approximately 1" = 2000'). More detailed mapping at 1:10,000 (approximately 1"=1000') is expected to be done in favorable areas defined by results of the soil geochemical survey. Satellite imagery is expected to be incorporated into the mapping program to aid in identifying potential ore-controlling faults and areas of altered rocks associated with mineralized zones.

Hand-dug trenches are expected to be constructed across the best soil and altered rock anomalies to obtain better rock exposures for sampling and more detailed mapping. A total of 3,000 cubic meters of trenches are anticipated which should yield several hundred rock samples along outcrop exposures in the trenches. Gold zones, defined by the trenching and rock sampling, are expected to then be targeted for drilling. For less accessible areas too difficult for drill rigs to access at this time, tunneling is anticipated to be done to further define and sample gold mineralized zones. If, after tunneling, the zone is still considered to be favorable and warrant drilling, a road is expected to be constructed to provide drill rig access. Ore-grade drill intercepts are expected to be followed-up by a second round of drilling.



Employees
---------

As of January 31, 2005, the Company had 3 full-time employees (over and above its directors, officers and consultants), one employed in an administrative capacity at the Company's office in Kunming, China, one employed as a bookkeeper with the Company's Kunming Office, and one employed in an administrative capacity at the Company's office in Vancouver, British Columbia. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company's Chinese joint venture company, Yunnan Long Teng Mining Ltd. ("Long Teng"), has hired a number of contractors, mainly from Team 209, to explore its property at Hui Dong. As the exploration program continues and expands, it is anticipated that more contractors will be used. Currently, approximately 15 Team 209 geology personnel are contracted on a full-time basis by Long Teng to conduct various exploration activities.

Current Directors and Executive Officers
----------------------------------------

As of the date of this Report, the Company's directors and executive officers are as follows:

NAME             AGE    OFFICES HELD
----             ---    ------------
Graham Taylor    35     President, CEO, CFO, Secretary, Treasurer and a Director
Pete Smith       34     Director, Vice President of Corporate Affairs
Steven Tan       69     Director

The Directors hold their positions until the next annual general meeting of the Company's shareholders or until their successors are duly elected and qualified. The Company's executive officers serve at the pleasure of the Board of Directors.

The backgrounds of our directors and executive officers are as follows:

GRAHAM TAYLOR has been the President, CEO, CFO, Secretary, Treasurer and a Director of the Company since November 24, 2003. Mr. Taylor is also the founder and President of Technique Capital Corporation, which was founded in 1999 and is a venture capital, mergers and acquisitions, and corporate advisory firm for North American and international companies. Mr. Taylor has ten years of experience in the world of global finance, having started his finance career in the investment industry in London, England with such international investment banks as Nomura International and Banque National de Paris. In 1996, he returned to Vancouver, British Columbia, Canada to establish himself as a financier to small cap companies publicly listed in Canada and the United States. Since that time, Mr. Taylor has been involved in private and public securities deal structuring and financing for a variety of companies spanning several different industries. Mr. Taylor attended University of British Columbia as well as Simon Fraser University in British Columbia and has qualified to graduate with a Bachelor Degree in Business Administration.

PETER SMITH has been a director of the company since May 4, 2004, and Vice President of Corporate affairs for the Company since February 17, 2005. He attained a Bachelor of Laws degree from the University of British Columbia in 1999, a Masters degree from Cambridge University in the United Kingdom in 1998, and a Bachelor of Arts degree from Simon Fraser University in 1995. At each institution, Mr. Smith finished either at the top, or in the top 10% of his class. Mr. Smith founded and served as president of a publicly traded company before accepting a clerkship at the Supreme Court of Canada for the honorable Justice Louise Arbour. From September 2002 to September 2003, Mr. Smith was an associate with the law firm of Debevoise & Plimpton in New York City, where he worked mainly in areas of project financing and public markets. Mr. Smith left New York in late 2003 to return to his home on the West Coast in Vancouver, British Columbia. Mr. Smith currently teaches Criminal Law at Simon Fraser University and independently consults for various public and non-public companies.

STEVEN TAN has been a director of the Company since February 14, 2005. Mr. Tan is a professional engineer who received his mechanical engineering certification from Loughborough University (Midlands, United Kingdom) in 1960 and a D.I.C. degree from the Imperial College of Science and Technology in London in 1961. In 1964, Mr. Tan founded Setron, a company that he would turn into the largest television and electronic equipment manufacturer in South East Asia, and which listed on the Singapore Stock Exchange. Mr. Tan eventually sold Setron to Haw Par International in 1980. Also in 1980, the Republic of Singapore acknowledged Mr. Tan's contributions to his country by presenting him with a lifetime contribution Public Service Medal (P.B.M.). In 1981, Mr. Tan relocated to Vancouver, Canada, where he has resided since. Mr. Tan has extensive experience serving on the Boards of both public and private companies, but has not served on the Board of a public company in the last 5 years.


Significant Employees /Consultants
----------------------------------

The Company has some key persons outside the directors and officers noted above.

The Company entered into a consulting agreement with True North Management Ltd. ("True North"), a company organized under the laws of Hong Kong, on November 1, 2003 and March 1, 2004, to act as our liaison with various Chinese contacts and to consult on various matters involving geology and geographic reports. True North is, in effect, Mr. Anthony Tam, who is currently the sole owner and director of True North. The Company currently pays True North a monthly consulting fee for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company. True North has received, and will continue to receive certain cash and equity bonuses for obtaining properties of merit for future exploration for the Company.

ANTHONY TAM has been consulting for the Company, through True North, since November of 2003. During the past five years, Mr. Tam has lived in Hong Kong. Prior to focusing on the Company, from July 1999 to October 2003, Mr. Tam worked as general manager for Denstone Minerals Ltd. (a Canadian company specializing in mineral investment in China), and was President and Director of Galactic Resources (China) Ltd. and Can-Pacific Rare Earths & Metal Co. (Both were wholly owned subsidiaries of Galactic Resources Ltd.). Before working in China, Mr. Tam was the financial controller of E & B Exploration and Mascot Goldmine Ltd. in Vancouver, BC. Mr. Tam has received a B.Sc. in Engineering from Queen's University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen's (1973), and he is a Chartered Accountant (university of British Columbia, Vancouver, 1978).

The Company has also obtained the services of Dr. Paul Taufen, who has agreed to spend between one third and one half of his consulting time with the Company. The Company and Dr. Taufen are still finalizing a long-term consulting contract, but Dr. Taufen was awarded 200,000 options to acquire common stock in the Company, at an exercise price of $1.60, on February 17, 2005.

Dr. PAUL TAUFEN has been consulting to the Company, through AMEC, since November 2004. In March of 2005, Dr. Taufen agreed to take a more significant role with the Company, agreeing to dedicate one third to one half of his time on the Company's projects. He has over thirty years of domestic (North American) and international experience in minerals exploration geochemistry both in the employ of major international mining companies and as an independent consultant. He is the founder of Geochemistry Solutions, LLC, which provides innovative and focused solutions to the mining industry in modern exploration techniques,

QA/QC, and environmental areas, specializing in both traditional and unconventional geochemical exploration and in resolving environmental water quality issues. Previously to that, he spent 15 years with Western Mining Corporation (WMC), in Melbourne Australia, where he acted as Chief Geochemist - Global exploration, and Chief Geochemist - Americas. He also acted as Chief Geochemist for British Petroleum Minerals in Brazil from 1983 to 1987, coordinating all geochemical surveys, analysis, and reporting works in Brazil for BP Minerals. Throughout his career, Dr. Taufen has been involved in numerous mineral deposit discoveries and ongoing mining production development plans. Dr. Taufen has a Ph.D. in Aqueous Geochemistry from the Colorado School of Mines; an M.Sc. in Geochemistry from the Colorado School of Mines; a BS in Chemistry from Georgetown University, Washington D.C.; and a GLG Executive Excellence Senior Management Program certification. Dr. Taufen also has language abilities in English, Portuguese, Spanish, German, and French.

PAUL MUTO has been a consulting geologist for the company since March of 2004, assisting the Company with its exploration programs currently underway, and planned, in China. In his 25 years as a geologist, Mr. Muto has been employed by and consulted for a number of highly successful resources companies, including Barrick Gold Corporation of Toronto, the Homestake Mining Company of San Francisco and Minnova U.S. Inc. of Toronto. Overall, he has extensive experience in gold exploration in the Western US, China and Argentina. Mr. Muto has a Masters degree in Geology from Mackay School of Mines in Reno, Nevada, and Bachelors of Science Degree from Bowling Green State University.


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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.
----------------------------------------------

For the three-month period ending January 31, 2005, the Company had an operating loss of $595,347. At January 31, 2005, the Company had working capital of $830,799. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company's outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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



                                       -14

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



                                       -15

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



                                       -16

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

From November 13, 2003 to March 5, 2005, the Company received a total of $3.9 million from investors under subscription agreements for the purchase of 7.8 million units of the Company at a price of $0.50 per unit. Each unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until July 31, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006, only if the holder thereof exercises the share purchase warrant. If all warrants and piggyback warrants are exercised, the Company would receive another US$23.4 million. The Company has not issued the securities under the subscription agreements at this point in time and the funds advanced to the Company are treated as an interest free loan until the securities are issued and delivered to the appropriate investor. We believe issuances from funds raised to date will be exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

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

          32.1 Certificate pursuant to 18 U.S.C. ss.1350




                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Magnus International Resources Inc.

Date: March 16, 2005                    Per:  /s/ Graham Taylor
                                            ------------------------------------
                                              Graham Taylor
                                              President, CEO, CFO, Secretary,
                                              Treasurer and Director