Form 10KSB/A
period 2004-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2005-04-01
CIK 1163003

---------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------


                                 FORM 10-KSB/A-1
                                 ---------------


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

                        Commission File Number 000-49961


                              ---------------------

                       MAGNUS INTERNATIONAL RESOURCES INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                    98-0351859
                 ------                                    ----------
     (State or other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                  Identification Number)



        101 Convention Center Drive
            7th Floor, Las Vegas
                   Nevada                                    89109
  ----------------------------------------                 ----------
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (888) 888-1494
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


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


Canadian Office                       Registered Office                Kunming, China Field Office
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


To date, about a dozen key discovery zones have been identified (which are confined to a specific stratigraphic horizon) within a 25-kilometre-plus structural zone or trend at the Boka Gold Project. Mapping, surveying and geochemical sampling of the approximately 200 tunnels and pits excavated by peasant miners aided in the evaluation of these zones. The extent of the Boka Gold Project's mineralized horizon has yet to be fully determined.


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




                                      F-2i

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






                                      F-2ii

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


ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------


The Company has under the supervision of its President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, and our certifying officers have concluded that our disclosure controls and procedures are effective. In addition, our certifying officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's controls subsequent to the evaluation date.


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


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT.
---------------------------------------

Current Directors and Executive Officers
----------------------------------------

As of the date of this Annual Report, the Company's directors and executive officers are as follows:

NAME                        AGE              OFFICES HELD
----                        ---              ------------
Graham Taylor               35               President, CEO, CFO, Secretary,
                                             Treasurer and a Director
Mark Demmons                40               Director
Raymond Turner              42               Director
Pete Smith                  34               Director


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


ITEM 13.  EXHIBITS
------------------

The following exhibits are filed as part of this Annual Report:

Exhibit #


  3.1* Certificate of Amendment to the Articles of Incorporation filed April 29, 2004


 10.1 (1) Consulting Agreement entered into between the Company and Anthony Tam, dated November 29, 2003

 10.2 (2) Consulting Agreement entered into between the Company and Michael Tan, dated November 29, 2003

 10.3 (3) Letter of Intent entered into between the Company and Guangxi Non-ferrous Metals Trading & Management Company, dated December 31, 2003


 10.4* Finder's Fee Agreement entered into between the Company and True North Management Ltd., dated December 31, 2003

 10.5*         Stock Option Plan dated January 9, 2004


 10.6 (4) Letter of Intent entered into between the Company and Team 209 with respect to the Jinlong Mountain gold district, dated January 15, 2004

 10.7 (5) Letter of Intent entered into between the Company and Team 209 with respect to the Zhamashi gold and copper deposits in Qilian County, dated January 15, 2004


 10.8* Finder's Fee Agreement entered into between the Company and True North Management Ltd., dated January 15, 2004

 10.9* Consulting Agreement entered into between the Company and Michael Tan, dated March 1, 2004

 10.10* Consulting Agreement entered into between the Company and True North Management Ltd., dated March 1, 2004


 10.11 (6)     Preliminary Joint Venture Agreement entered into between the
               Company and Team 209 with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004

 10.12 (7)     Preliminary Joint Venture Agreement entered into between the
               Company and Team 209 with respect to Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004


 10.13* Finder's Fee Agreement entered into between the Company and True North Management Ltd. with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004

 10.14* Finder's Fee Agreement entered into between the Company and True North Management Ltd. with respect to the Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004

 10.15* C-operative Joint Venture Contract entered into between the Company and Team 209, dated July 6, 2004

 24.1*         Power of Attorney executed by Mark Demmons and Raymond Turner


 31.1          Certificate pursuant to Rule 13a-14(a)


 32.1*         Certificate pursuant to 18 U.S.C. Section 1350

* Previously filed as exhibits to Form 10-KSB filed on November 15, 2004 and incorporated by reference

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

2004 - Nil - Moore Stephens Ellis Foster
2004 - Nil - Miller & McCollom
2003 - Nil - Miller & McCollom

(4)  All Other Fees
-------------------

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 - Nil - Moore Stephens Ellis Foster Ltd.
2004 - Nil - Miller & McCollom
2003 - Nil Miller & McCollom

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2005.


                                       MAGNUS INTERNATIONAL
                                       RESOURCES INC.
                                       (Registrant)


                                       By: /s/ Graham Taylor
                                          -------------------------------------
                                          Graham Taylor
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                            Title                  Date
---------                            -----                  ----



/s/ Graham Taylor                    President, CEO,        March 31, 2005
----------------------               CFO, Secretary,
Graham Taylor                        Treasurer and
                                     Director


/s/ Pete Smith                       Vice President of      March 31, 2005
----------------------               Corporate Affairs
Pete Smith                           and Director


/s/ Steven Tan                       Director               March 31, 2005
----------------------
Steven Tan