Form 10QSB
period 2005-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2005-06-14
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2005	Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0351859 (IRS Employer Identification No.)

101 Convention Center Drive, 7th Floor Las Vegas, Nevada (Address of Principal Executive Offices)	89109 (Zip Code)

(888) 888-1494 (Issuer’s telephone number)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of June 1, 2005, the Company had 29,860,018 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

Table of Contents

PART I FINANCIAL INFORMATION

Item 1	Financial Statements....................................................................................................... 3

Item 2.	Plan of Operation......................................................................................................... 24

Item 3.	Controls and Procedures.............................................................................................. 39

Part II OTHER INFORMATION

Item 1.	Legal Proceedings........................................................................................................ 39

Item 2.	Changes in Securities and Use of Proceeds................................................................... 39

Item 3.	Defaults Upon Senior Securities................................................................................... 40

Item 4.	Submission of Matters to a Vote of Securities Holders.................................................. 40

Item 5.	Other Matters.............................................................................................................. 40

Item 6.	Exhibits........................................................................................................................ 41

Signatures.................................................................................................................... 41

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(Unaudited – Prepared by Management)

The accompanying notes to financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	April 30,	July 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$1,004,127	$273,455
Advances receivable and prepaid expenses, including related party receivable of $ 100,779 (July 31, 2004 – $nil)	208,526	56,106
Total current assets	1,212,653	329,561

EQUIPMENT
Equipment, net of $13,291 accumulated depreciation	237,085	8,608

ADVANCE TO JOINT VENTURE (Note 3)	—	500,000

ADVANCES ON LICENSE ACQUISITIONS	748,111	—

MINERAL PROPERTY LICENSES (Note 3)	—	—

Total assets	$2,197,849	$838,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities, including	$	$
related party payable of $ nil (July 31, 2004 – 217,574)	229,788	357,514

COMMITMENTS (Note 3)

STOCKHOLDERS’ EQUITY
Common stock    Authorized 100,000,000 shares at par value of  $0.001 each

Issued and outstanding 22,543,200	22,543	22,543
Subscription received	4,116,578	1,327,254
Common stock to be issued	190,000	190,000
Additional paid-in capital	1,247,249	755,328
Accumulated (deficit) during exploration stage	(3,608,309)	(1,814,470)
Total shareholders’ equity	1,968,061	480,655

Total liabilities and shareholders’ equity	$2,197,849	$838,169

The accompanying notes to financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
 (An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Three Months Ended April 30			Nine Months Ended April 30		From Inception of the Exploration Stage through April 30, 2005
	2005		2004	2005		2004	(Note 1)

EXPENSES:
Consulting	$167,690		$299,109	$434,548		$714,109	$776,986
Exploration	58,360		—	139,217		—	139,217
Finder fees	—		—	—		—	642,000
Legal and professional fees	21,833		88,484	73,656		106,721	217,622
Salaries and benefits	115,565		0	184,170		16,883	284,355
Stock-based compensation	181,202		138,353	491,921		138,353	768,626
Other administrative expenses	178,917		33,019	470,327		43,742	702,359
Total expenses	723,567		558,965	1,793,839		1,019,808	3,531,165

Net (loss) for the period	$(723,567)		$(558,965)	$(1,793,839)		$(1,019,808)	$(3,531,165)

Net earnings (loss) per common share – basic and diluted:	$(0.03)	$	*	$(0.08)	$	*

Weighted average number of common stock outstanding	22,543,200		22,509,866	22,543,200		22,005,998

* Less than $.01

The accompanying notes to financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Three Months Ended April 30		Nine Months Ended April 30		From Inception of the Exploration Stage through April 30, 2005
	2005	2004	2005	2004
Cash flows from (used in) operating activities:
Net (loss)	$(723,567)	$(557,765)	$(1,793,839)	$(1,019,808)	$(3,531,166)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock-based compensation	181,202	138,353	491,921	138,353	768,626
Stock issued for services	—	37,500	—	375,000	614,000
Depreciation	4,976	278	12,645	278	13,292
Imputed interest	—	—	—	—	—
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(37,955)	35,776	(152,420)	(0)	(208,526)
Accounts payable and accrued liabilities	(126,356)	(18,414)	(127,727)	21,044	229,787
Net cash used in operating activities	(701,700)	(364,272)	(1,569,420)	(139,275)	(2,113,987)

Cash flows from (used in) investing activities:
Advance to joint venture company	—	—	500,000	—	—
Advances on license acquisitions	(11,396)		(748,111)		(748,111)
Purchase of equipment	(47,731)	(5,863)	(241,121)	(5,863)	(250,376)
Net cash from (used in) investing activities	(59,127)	(5,863)	(489,232)	(5,863)	(998,487)

Cash flows from financing activities:
Subscription received	748,583	450,000	2,789,324	634,254	4,116,578
Advances from related party		26,353		26,353
Net cash from financing activities	748,583	476,353	2,789,324	660,607	4,116,578

Net change in cash	(12,244)	106,218	730,672	151,197	1,004,104

Cash, beginning of period	1,016,371	—	273,455	23	23
Cash, end of period	$1,004,127	$106,218	$1,004,127	$151,220	$1,004,127

Non-cash transactions:
Common stock issued/ allotted for services	$—	$—	$—	$—	$614,000
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—	$—	$—
Income taxes paid	$—	$—	$—	$—	$—

The accompanying notes to financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Common Stock	Amount	Subscription received	Common Stock to be Issued	Cumulative Other Compre-hensive Income (loss)	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Stockholders’ Equity
Balance July 31, 2003	21,543,200	$21,543	$—	$—	$—	$55,623	$(77,143)	$23
Shares issued as a finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	—	—	—	79,800	—	80,000
Shares issued as a finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	—	—	—	171,600	—	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000	400	—	—	—	171,600	—	172,000
200,000 Shares to be issued as a finder’s fee in connection with a joint venture agreement, July 6, 2004	—	—	—	190,000	—	—	—	190,000
Shares subscription received	—	—	1,327,254	—	—	—	—	1,327,254
Stock-based compensation	—	—	—	—	—	276,705	—	276,705
Net (loss) for the year	—	—	—	—	—	—	(1,737,327)	(1,737,327)

Balance July 31, 2004	22,543,200	$22,543	$1,327,254	$190,000	$—	$755,328	$(1,814,470)	$480,655

Share subscriptions received	—	—	2,789,324	—	—	—	—	2,789,324
Stock-based compensation	—	—	—	—	—	491,921	—	491,921
Net (loss) for the year	—	—	—	—	—	—	(1,793,839)	(1,793,839)

Balance April 30, 2005	22,543,200	$22,543	$4,116,578	$190,000	$—	$1,247,249	$(3,608,309)	$1,968,061

The accompanying notes to financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended July 31, 2004 included in the annual report previously filed on Form 10-KSB.  These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at April 30, 2005, and the results of operations and cash flows for the interim periods ended April 30, 2005 and 2004.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Organization and Description of Business

The Company was incorporated as Gravity Spin Holdings, Inc. in the State of Nevada on April 4, 2001. On June 30, 2001, the Company acquired all the outstanding stock of Gravity Spin, Inc. (“Gravity Spin”, formerly E-Fusion ATP Inc.), a company incorporated on March 3, 2000 in Canada, by issuing 10,000,000 shares of its common stock.  Gravity Spin engaged in advertising, sales promotion, graphic design, branding, new media, and design services principally in Canada.  The two companies were under identical shareholder control.  Prior to the acquisition, the Company had only nominal assets and liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The Company sold its subsidiary, Gravity Spin, Inc., on June 2, 2003 (Note 7).

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 3).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through April 30, 2005.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc. (“Gravity Marketing”), in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of April 30, 2005.

On September 29, 2004, the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed. The Company owns 100% of the issued shares of Long Teng as at April 30, 2005. Under the terms of the joint venture agreement the Company’s interest in Long Teng will be reduced to 90%, as described in Note 3. The activities of Long Teng are governed by the joint venture agreement.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Gravity Marketing, Magnus BVI, Magnus HK and Long Teng Mining.  All significant inter-company balances and transactions are eliminated.

Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased.  As at April 30, 2005, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production.  As at April 30, 2005, the Company did not have proven or probable reserves.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Assets Retirement Obligations

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

As at April 30, 2005, the Company did not have asset retirement obligations.

Equipment

Equipment is composed of vehicles and office furniture and equipment and is being depreciated on a straight-line basis over their estimated useful lives of five years for office furniture and equipment and ten years for vehicles.

Advertising Expenses

Advertising expenses are expensed as incurred.  There were no advertising expenses incurred by the Company for the nine months ended April 30, 2005 and 2004.

Foreign Currency

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  The Company has adopted SFAS No. 128 Earnings Per Share.  Diluted earnings (loss) per share is equal to the basic earnings (loss) per share for the nine months ended April 30, 2005 and 2004 because common stock equivalents consisting of options to acquire 4,330,000 shares of common stock that are outstanding at April 30, 2005 and 2004 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments

The carrying value of cash, advances receivable and accounts payable and accrued liabilities at April 30, 2005, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.  During the nine month periods ended April 30, 2005 and 2004, the Company has no comprehensive income other than net income (loss).

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

Long-Lived Assets Impairment

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at April 30, 2005, there was no impairment loss adjustment.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123) and as amended by No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company continues to account for stock options granted to its employees and directors using the intrinsic value method of accounting, as prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations.  Under the intrinsic value method, no compensation expense is recorded if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant.  The Company has stock-based compensation plan that is described more fully in Note 6.

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) for the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this statement does not have an impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS No. 123(R )does not have any impact of the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 does not have an impact on the Company’s financial statements.

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

 In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004.   The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

In December 2003, the American Institute of Certified Public Accountants and the Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC indicated that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  SAB No. 105 is effective for loan commitments entered into on or after April 1, 2004.  The adoption of SAB No. 105 does not have an impact on the Company’s consolidated financial statements.

2. GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has limited working capital, has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans in this regard are to raise equity financing as required. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. MINERAL PROPERTIES AND JOINT VENTURES

During the year ended July 31, 2004, the Company entered into the following agreements to acquire certain mineral properties and licenses in China.

Yunnan Long Teng Mining Ltd.

On July 6, 2004, the Company entered into a formal Cooperative Joint Venture Contract (“JV Agreement”) with Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China ("Team 209") to form a new joint venture company called Yunnan Long Teng Mining Ltd. (“Long Teng”), a Chinese corporation.  Long Teng will carry out mineral exploration and development in Luquan county, Yunnan province and Huidong county, Sichuan province, China.  Under the terms of the JV Agreement, the Company will contribute $5,000,000 as an equity investment into Long Teng over the next four (4) years and Team 209 will transfer certain gold and copper exploration licenses to Long Teng in return for RMB 5,500,000 ($US 664,251) and a 10% interest in Long Teng.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Upon initial capital contributions by the Company and the transfer of the exploration licenses by Team 209, the Company will own a 90% interest in Long Teng.  Subject to certain conditions precedent being satisfied, the Company is required to contribute $5,000,000 as follows:

·        not less than $460,000 within three months after the issuance of the business license;
·        $1,000,000 within twenty-four months after the issuance of the business license;
·        $1,550,000 within thirty-six months after the issuance of the business license; and
·        an additional $1,990,000 within forty-eight months after the issuance of the business license, if required, based on the results of the exploration by Long Teng.

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

The Company agreed to pay a finder’s fee of 200,000 shares of its common stock valued at $190,000 and $200,000 cash to a corporation controlled by an individual who became a director of Long Teng in September 2004.  As at April 30, 2005, the $200,000 cash has been paid and 200,000 shares were allotted.

Zhamashi Gold and Copper Deposits, Qinghai Province

On January 15, 2004, the Company and Team 209 entered into a letter of intent with respect to forming a cooperative joint venture company to carry out mineral exploration and development of the Zhamashi gold and copper deposits in Qilian county of Qinghai province, China.  On April 6, 2004, the Company and Team 209 signed a Preliminary Joint Venture Agreement (“Preliminary JV Agreement”).  In conjunction with entering into this Preliminary JV Agreement, the parties entered into a Preliminary Mine Asset

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Purchase Agreement for the proposed joint venture company to acquire the mining assets and mining licenses from a third party for a total purchase price of approximately $2,000,000.   The $2 million are to be made on a certain payment schedule set out in the definitive mine asset purchase agreement to be entered into if and when the Company and Team 209 enter a definitive joint venture agreement. The operations of the joint venture company will be managed under the control of the Company.  Under the terms of the Preliminary JV Agreement, the Company will contribute $5,010,000 as an equity investment into the joint venture company and Team 209 will transfer the related gold and copper exploration licenses and all geological data to the joint venture company. The Company will own a 90% interest in the joint venture company. Subject to certain conditions precedent being satisfied and signing the definitive joint venture agreement, the Company is required to contribute $5,010,000 as follows:

·        not less than $750,000 within three months after the issuance of the business license; and
·        $4,260,000 within thirty-six months after the issuance of the business license. Any amount already paid by the Company for the acquisition of the mining assets, mining rights and mining permits from the third party will be deducted from this amount.

If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding.  Team 209 will remain a 10% owner of the joint venture company.

A definitive joint venture agreement and articles of association for the joint venture company shall be agreed upon and signed before November 30, 2004, or such later date as the Company and Team 209 may agree upon.  As at April 30, 2005, the definitive joint venture agreement has not been signed.  However, the Company is negotiating an alternative joint venture agreement with Team 209, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company.  Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company’s capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).

During the year ended July 31, 2004, the Company paid a finder’s fee of 200,000 shares of its common stock valued at $86,000 for signing the letter of intent to a corporation controlled by an individual who became a director of Long Teng in September 2004.  The Company also agreed to pay this related party an additional finder’s fee of 100,000 shares

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

of its common stock and $100,000 cash upon signing the definitive joint venture agreement.

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

During the year ended July 31, 2004, the Company paid a finder’s fee of 200,000 shares of its common stock valued at $80,000 for signing the letter of intent to a corporation controlled by an individual who became a director of Long Teng in September 2004.

Jinlong Mountain Gold District, Yunnan Province

On January 15, 2004, the Company entered into a letter of intent with respect to a joint venture for prospecting and development of the Jinlong Mountain Gold District, Yunnan province, China.  In September 2004, the Company decided not to proceed with the joint venture.

During the year ended July 31, 2004, the Company paid a finder’s fee of 200,000 shares of its common stock valued at $86,000 for signing the letter of intent to a corporation controlled by an individual who became a director of Long Teng in September 2004.

Kangding Kangma Mining Ltd.

On December 2, 2004, the Company entered an agreement through an agent to purchase Kangding Kangma Mining Ltd. (“Kangding”), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area (“Xintaizi”).  Under the agreement, the Company is to pay 2,100,000 RMB (approximately $253,725 US dollars on December 2, 2004) to the vendor.  Six hundred thousand (600,000) RMB has been paid to the vendor and is included in Advances on License Acquisitions, with the remaining 1,500,000 RMB due on the day the transfer of the mining license is successfully registered and effected under Chinese law.

4.  COMMON STOCK

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

As at April 30, 2005, the Company has received a total of $4,116,578 from investors under subscription agreements for the purchase of 8,233,156 units of the Company at a price of $0.50 per unit.  Each unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until July 31, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January, 2006 only if the holder thereof exercises the share purchase warrant.

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

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

During the nine months ended April 30, 2005, the Company paid $90,000 (2004 - $nil) to a director of the Company for consulting services rendered and $18,054 in directors’ fees to two directors.

The Company entered into a consulting agreement (the “Agreement”) with an individual who was subsequently appointed as a director of Long Teng Mining in September 2004.  Pursuant to the Agreement, the Company will pay a fee of $10,000 per month.  The Agreement has a term of two years expiring on February 28, 2006.  During the nine months ended April 30, 2005, the Company incurred $90,000 (2004 – nil) consulting fees under the terms of the Agreement.

6.  STOCK-BASED COMPENSATION

The Company’s 2004 Stock Option Plan (the “Plan”) allows the Company to award stock options for up to 6,000,000 shares to its directors, officers, employees, and consultants.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The plan is administered by the Company’s Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued.

During the year ended July 31, 2004, 4,000,000 (post-split) stock options were granted under the Plan with the exercise price of $0.50 per share, being the market price at the time of the grant.  Of these options, 1,624,000 were issued to directors and employees and 2,376,000 were issued to consultants.

166,667 of 4,000,000 options vested on February 1, 2004 (the “Initial Vesting Date”) with the remainder to vest in equal monthly proportions over a period of twenty-three (23) months from the Initial Vesting Date.  The options expire on January 26, 2009.

During the quarter ended April 30, 2005, 390,000 stock options were granted under the Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 130,000 were issued to directors and employees and 260,000 were issued to consultants.  32,559 of the 390,000 options vested on February 18, 2005 (the “Intial Vesting Date”) with the remainder to vest in equal monthly proportions over a period of thirty-five (35) months from Initial Vesting Date.  The options expire on February 17, 2010.

The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in its accounting for stock-based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation.  No stock-based employees’ compensation expense is recognized in the statements of operations, as all options granted to directors and employees had an exercise price equal to the market price of the underlying common stock on the date of grant.  Options issued to non-employees are recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

A summary of the Company’s stock options activities is presented below:

	Number of Common Stock	Weighted Average Exercise Price

Options outstanding at July 31, 2002 and 2003	—	$
Granted	4,000,000	$ 0.50

Options outstanding as at July 31, 2004 and April 30, 2005	4,000,000	$ 0.50
Options granted during Q3 ended April 30, 2005	390,000	$ 1.60
Options outstanding at April 30, 2005	4,390,000	$ .60
Options exercisable @ $1.60 as at April 30, 2005	32,559	$ 1.60
Options exercisable @ $.50 as at April 30, 2005	2,500,000	$ 0.50

The fair value of the options granted during the quarter ended April 30, 2005 was estimated at $1.05 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Volatility:                                                                                  80%
Risk-free interest rate:                                                              3.13%
Dividend yield:                                                                             --
Expected lives  (years):                                                                5

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123:

	Nine months ended April 30
	2005	2004

Net income (loss), as reported	$ (1,793,839)	$ (1,019,808)
Deducted: total stock-based employee compensation expenses determined under fair value based method for all awards	(382,857)	(96,019)

Pro-forma net income (loss)	$ (2,176,696)	$ (1,115,827)

Earnings (loss) per share:
Basic and diluted, as reported	$ (0.08)	$ (0.05)

Basic and diluted, pro-forma	$ (0.10)	$ (0.05)

MAGNUS INTERNATIONAL RESOURCES INC.
(formerly Gravity Spin Holdings, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

7.  DISCONTINUED OPERATIONS

On June 2, 2003, the Company sold its wholly-owned subsidiary, Gravity Spin Inc. (“Gravity Spin), to two of its officers and shareholders.  The sales price was $7 plus the assumption of certain of the Company’s liabilities by Gravity Spin.

8. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The company had no income tax expense during the reported periods due to net operating losses.

Deferred tax assets at April 30, 2005 consisted solely of the estimated benefit of net operating loss carryforwards.  The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the assets.  The valuation allowance was adjusted for the years by an amount equal to the change in the deferred tax asset to result in a net deferred tax asset of zero.

9. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

	April 30 2005	July 31 2004

North America	$ 549,452	$ 338,169
China	1,648,397	500,000

Total	$ 2,197,849	$ 838,169

Item 2.  Plan of Operation

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. The actual results of Magnus International Resources Inc. (the “Company”) could differ materially from the results discussed in the forward-looking statements.

Overview

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

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31 fiscal year end.  The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office
1285 West Pender Street, Suite 110 Vancouver, BC Canada V6E 4B1 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada, 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province 650031, People’s Republic of China Tel: 86-871-3642420 Fax: 86-871-3642420	1 Berkeley St. London, United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100

The price of the Company's common stock has been quoted for trading on the OTC BB since March 25, 2003.

Outlook

Mineral prices rose steadily during our last fiscal year.  For example, at July 31, 2003, the price of gold was $354.75 per ounce compared to $391.40 at July 31, 2004, representing an increase of approximately 10%.  Similarly, the value of copper increased approximately 35% (from $.8180 per pound to $1.2755) and the value of silver increased approximately 21% (from $5.15 per ounce to $6.54) during the same period.  At April 30, 2005, gold, copper and silver were valued at $434.40, $1.5175 and $6.87, respectively.

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

The Company had working capital of $982,865 at April 30, 2005.  Total cash requirements stipulated under the Company’s Joint Venture Agreement with Team 209 of the Nuclear Industry of Yunnan Province, People's Republic of China (“Team 209”) calls for a $5,000,000 equity investment into the joint venture company by the Company.  Under the agreement, the Company is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license.  As of April 30, 2005, the Company had contributed $1,730,000 to the joint venture company.  The business license for the joint venture company was approved and issued on July 29, 2004.  Thus, the Company has at least 36 months from July 29, 2004, to contribute at least $1,280,000 to the joint venture company, and then all other contributions must be made as per the schedule above.  The Company will need to raise additional funds through equity or debt financings in order to meet its future investment requirement in the joint venture. While the Company has been successful in raising money in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through equity or debt financings the Company will not generate sufficient revenue to cover any shortfall in the next year.

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

On December 2, 2004, Mr. Ronjin Yang of Team 209 entered an agreement, on behalf of Magnus, to purchase Kangding Kangma Mining Ltd. (“Kangding”), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area (“Xintaizi”).  Under the agreement to purchase Kangding, Mr. Yang is to pay, on behalf of Magnus, with funds advanced by Magnus, RMB 2,100,000 (approximately $253,725 US dollars on December 2, 2004) to the vendor.  Six hundred thousand (600,000) RMB has been paid to the vendor, with the remaining RMB 1,500,000 due on the day the transfer of the mining license is successfully registered and effected under Chinese law.

The Xintaizi property is located at Kongyo Villiage, Kangding County, in Sichuan Province.  Geologically, the property is located at the inter-contact belt between the Cuanxi altiplano and Sicuan basins.  It is at the Western limb of the Yangzizhunditai and the Northern end of the Kangdiandi axis.  The elevation is 1900 to 3200 meters, and the property is a five hour drive from Chengdu City.

The mining license covers a 3.0877 square kilometer mining area.  The effective period of the license is December 1, 2003 to December 1, 2006, but this can be renewed.  The property has no actual mining facilities, but there has been extensive tunneling work carried out by the previous owner of the mining license and rock sampling of these tunnels has been conducted by Team 209 geologists.

The Company is currently in the process of having the equitable interests in Kangding transferred to Magnus and Team 209, in proportions of 90% and 10% respectively.  Once this transfer has been completed, Magnus and Team 209 intend to form a new Joint Venture company, and submit all necessary approvals to the Chinese government.

Letters of Intent and Preliminary Agreements

As of April 30, 2005, the Company had signed a letter agreement and a preliminary joint venture agreement. By mutual agreement of the parties involved, it is intended that these preliminary agreements will be formalized in the future.

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

On April 6, 2004, the Company and Team 209 signed a preliminary joint venture agreement to form a co-operative joint venture company to carry out mineral exploration and development in the 200 square kilometer area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, PRC.  In conjunction with entering into this preliminary joint venture agreement, the parties entered into a preliminary mine asset purchase agreement for the proposed co-operative joint venture company to acquire the mining assets, mining rights and mining permits, permitting the holder to mine in the Property, from a third party for a total purchase price of approximately $2,000,000 which payments were to be on a certain payment schedule. This schedule was to be set out in the definitive mine asset purchase agreement to be entered into if and when the Company and Team 209 entered a definitive joint venture agreement. The operations of the co-operative joint venture company are to be managed under the control of the Company.  The Company is to contribute $5,010,000 as an equity investment into the co-operative joint venture company and Team 209 is responsible for transferring certain gold and copper exploration permits and all related data and information on the Property to the co-operative joint venture company. Upon the full capital contribution by the Company and the transfer of the exploration permits by Team 209, the Company will own 90% and Team 209 will own 10% of the co-

operative joint venture company. With respect to the $5,010,000 equity investment into the co-operative joint venture company by the Company, the Company is required to contribute not less than $750,000 within three months after the issuance of the co-operative joint venture company business license; and $4,260,000 within thirty-six (36) months after the issuance of the co-operative joint venture company business license.  However, any amount already paid by the Company for the acquisition of the mining assets, mining rights and mining permits from the third party will be deducted from this amount.  The capital contribution by the Company is subject to certain conditions precedent being satisfied.  If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding, however, Team 209 will remain a 10% owner of the co-operative joint venture company. A definitive joint venture agreement and articles of association for the co-operative joint venture company was to be agreed upon and signed before November 30, 2004, or such later date as the Company and Team 209 may agree upon. An extension to the November 30, 2004 deadline, which passed without a formal agreement being executed, is currently being negotiated.  The Company will pay a finder's fee of 100,000 shares of common stock of the Company and $100,000 in cash to True North Management Ltd. (“True North”) upon the execution of a formal joint venture agreement between the Company and Team 209 with respect to this Property.  The Company has already issued 200,000 shares of its common stock to True North with respect to the letter of intent that was executed between the Company and Team 209 on January 15, 2004, in relation to this Property.  The parties have been actively negotiating an alternative joint venture agreement, similar to the one outlined above, which would omit the Preliminary Mine Asset Purchase Agreement aspect of the joint venture, and only include the transfer of gold and copper exploration licenses and all geological data to the joint venture company.  Should the alternative joint venture agreement become formalized, as opposed to the preliminary joint venture agreement already in place, it is possible that the Company’s capital contribution obligations to the project would be reduced by $2,000,000 (the Preliminary Mine Asset Purchase Agreement purchase amount).

Joint Venture Agreements

On July 6, 2004, the Company signed a formal cooperative joint venture contract (“JV Agreement”) with Team 209 to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd., a Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province, China and an area of 44.02 square kilometers in Luquan County, Yunnan Province, China (the “Exploration License areas”).  Under the JV Agreement, if either the Company or Team 209 acquires any further mining rights for the area surrounding the Exploration License areas then the respective party must, on a first priority basis, transfer such mining rights to Yunnan Long Teng Mining Ltd. for a fee permitted by law or at an appropriate price.

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

In a verbal agreement between the Company and Team 209, the Company further agreed to reimburse Team 209’s cost in acquiring the Huidong exploration license.  This cost was 5,500,000 RMB (US$665,500), which has already been paid.

On September 29, 2004, this JV Agreement was approved by the Chinese Government and a business license for Yunnan Long Teng Mining Ltd. was issued.  Application to transfer the exploration and mining rights from Team 209 to Yunnan Long Teng Mining Ltd. is currently under way.  Transfer of the exploration licenses is expected to complete in the summer of 2005.  As of May 15, 2005, the military wing of the Chinese government had issued a clearance certificate for the exploration license transfer (which is generally the most time consuming aspect of any exploration license transfer in China), and the process was entering its last stages with the Sichuan Bureau of Land and Resources.

Other Projects

As described in more detail under “Outlook” above, on December 2, 2004 Magnus purchased Kangding Kangma Mining Ltd. (“Kangding”), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area (“Xintaizi”).  Magnus and Team 209 plan to form a new Joint Venture company and apply for all necessary approvals from the Chinese government to begin development of the Xintaizi project.  The initial approval process is anticipated to be completed by the late summer of 2005. As various approvals are in progress, the Company plans to put together, in consultation with Team 209 and AMEC Americas Ltd. (“AMEC”), a development strategy for Xintaizi.

Plan of Operation for Joint Venture Properties

Through its joint venture agreement with Team 209, the Company currently has interests in the following properties:

Property Location	Property Size	Company’s Interest Governed Under
Sujiayakou, Weiliancun, Maanshan district, Sichuan Province, China (“Huidong”)	83.29 square kilometers	Cooperative Joint Venture Contract, dated July 6, 2004
Luquan County Dasongshu district, Yunnan Province, China (“Luquan”)	44.02 square kilometers	Cooperative Joint Venture Contract, dated July 6, 2004

The JV Agreement with Team 209 grants the Company a right to participate in the proceeds from the properties above for a term of 30 years, which may be extended. Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Team 209), provided certain financing schedules are met by the Company.

Near-Term Exploration Plan

The initial exploration program that encountered a number of important anomalous gold zones at the neighboring Boka Gold Project consisted of geochemical soil sampling, geological mapping and surveying to define targets for follow-up trenching and drilling.  The Company is taking and expects to continue to take a similar approach with the continuation of its own exploration program, which includes soil and rock sampling, as well as detailed structural and stratigraphic mapping.  The Company intends to follow up with trenching and tunneling in the most prospective areas.  Drilling is expected to commence by the late 2005.

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

The Company is also expediting efforts to zero in on high grade mineralized structures and zones with satellite imagery of both the Huidong Property and Boka Gold Project. The Company expects to use this exploration tool to look for zones of hydrothermal alteration on both properties.  By studying the geological footprint of Southwestern Resources Corporation’s key discovery zones, the Company expects to accelerate the identification of similar features on its Huidong Property and Luquan property.

Magnus, in conjunction with joint venture partner Team 209, has launched a comprehensive exploration program at Huidong.  The program is modeled after the Team 209 success at the nearby, geologically similar, Boka gold project.  The goal of the exploration program is to define the extent of gold anomalies in the Huidong area through soil and rock sampling, trenching, tunneling and geological mapping.  The anomalies will then be tested by a core drilling program to begin in late 2005.

A two-stage property-wide soil geochemistry program is virtually complete.  Stage 1 involved the collecting samples on 50 m x 250 m centers along north-south oriented lines.  A total of over 7,500 samples have been collected.  Half of these samples were analyzed as a first pass by the YPCL Analytical Laboratory in Kunming.  The remaining samples will be analyzed as needed to better define anomalies.  A “low density” Stage 2 sample survey is also complete.  Samples were collected on 100 m x 750 m centers on both north-south and east-west oriented lines.  Approximately 2500 samples were collected.  Sample preparation of the low-density survey samples was done at a laboratory in Kunming, China, after which 100 gram samples of finely-screened (-60 mesh) soils were shipped to Acme labs of Vancouver, British Columbia and analyzed for low-level gold by aqua-regia/graphite furnace AA plus 35 element ICP/mass spectrometry.

A full report, highlighting the results of the high and low density geochemical surveys was released by Dr. Paul Taufen in April of 2005.  In addition, various other reports were released by Magnus consultant geologists in March, April and May of 2005.

Geological mapping will be done in conjunction with the soil geochemical survey.  Once familiar with the stratigraphic section, Team 209 geologists will complete geological mapping at a scale of 1:25,000 (approximately 1” = 2000’).  More detailed mapping at 1:10,000 (approximately 1”=1000’) will be done in favorable areas defined by results of the soil geochemical survey.  Satellite imagery will be incorporated into the mapping program to aid in identifying potential ore-controlling faults and areas of altered rocks associated with mineralized zones.

Hand-dug trenches are currently being constructed and are expected to continue to be constructed across the best anomalies to obtain better rock exposures for sampling and more detailed mapping.  A total of 3000 cubic meters of trenches are anticipated which should yield several hundred rock samples along outcrop exposures in the trenches.  Gold zones, defined by the trenching and rock sampling, are expected to then be targeted for drilling in late 2005.  For less accessible areas too difficult for drill rigs to get to, tunneling is expected to be done to further define and sample gold mineralized zones.  If, after tunneling, the zone is still considered to be favorable and warrant drilling, a road is anticipated to be constructed to provide drill rig access.  Ore-grade drill intercepts are expected to be followed-up by a second round of drilling in early 2006.

Employees

As of April 30, 2005, the Company had 3 full-time employees (over and above its directors, officers and consultants), one employed in an administrative capacity at the Company’s office in Kunming, China, one employed as a bookkeeper with the Company’s Kunming Office, and one employed in an administrative capacity at the Company’s office in Vancouver, British Columbia. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture company, Yunnan Long Teng Mining Ltd., has hired a number of contractors, mainly from Team 209, to explore its property at Huidong.  As the exploration program continues and expands, it is anticipated that more contractors will be used.  At the current time, approximately 15 geology personnel have been contracted from Team 209 by Yunnan Long Teng Mining Ltd. to conduct various exploration activities.

Current Directors and Executive Officers

As of the date of this Report, the Company’s directors and executive officers are as follows:

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

The backgrounds of our directors and executive officers are as follows:

GRAHAM TAYLOR has been the President, CEO, CFO, Secretary, Treasurer and a Director of the Company since November 24, 2003. Mr. Taylor is also the founder and President of Technique Capital Corporation, which was founded in 1999 and is a venture capital, mergers and acquisitions, and corporate advisory firm for North American and international companies. Mr. Taylor has ten years of experience in the world of global finance, having started his finance career in the investment industry in London, England with such international investment banks as Nomura International and Banque National de Paris. In 1996, he returned to Vancouver, British Columbia, Canada to establish himself as a financier to small cap companies publicly listed in Canada and the United States. Since that time, Mr. Taylor has been involved in private and public securities deal structuring and financing for a variety of companies spanning several different industries. Mr. Taylor attended the University of British Columbia as well as Simon Fraser University in British Columbia and has qualified to graduate with a Bachelors in Business Administration.

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

STEVEN TAN has been a director of the Company since February 14, 2005.  Mr. Tan is a professional engineer who received his mechanical engineering certification from Loughborough University (Midlands, United Kingdom) in 1960 and a D.I.C. degree from the Imperial College of Science and Technology in London in 1961. In 1964, Mr. Tan founded Setron, a company that he would turn into the largest television and electronic equipment manufacturer in South East Asia, and which listed on the Singapore Stock Exchange. Mr. Tan eventually sold Setron to Hobart International in 1980. Also in 1980, the Republic of Singapore acknowledged Mr. Tan's contributions to his country by presenting him with a lifetime contribution Public Service Medal (P.B.M.). In 1981, Mr. Tan relocated to Vancouver, Canada, and divides his time between Singapore and Canada. Mr. Tan has extensive experience serving on the Boards of both public and private companies, but has not served on the Board of a public company in the last 5 years.

Significant Employees /Consultants

The Company has some key persons outside the directors and officers noted above.

The Company entered into a consulting agreement with True North Management Ltd. (“True North”), a company organized under the laws of Hong Kong, on November 1, 2003, to act as our liaison with various Chinese contacts and to consult on various matters involving geology and geographic reports.  True North is, in effect, Mr. Anthony Tam, who is currently the sole owner and director of True North.  Magnus currently pays True North a monthly consulting fee for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company.  True North has received, and will continue to receive certain cash and equity bonuses for obtaining properties of merit for future exploration for the Company.

ANTHONY TAM has been consulting for the Company, through True North, since November of 2003.  During the past five years, Mr. Tam has lived in Hong Kong.  Prior to focusing on Magnus, from July 1999 to October 2003, Mr. Tam worked as general manager for Denstone Minerals Ltd. (a Canadian company specializing in mineral investment in China), and was President and Director of Galactic Resources (China) Ltd. and Can-Pacific Rare Earths & Metal Co. (Both were wholly owned subsidiaries of Galactic Resources Ltd.).  Before working in China, Mr. Tam was the financial controller of E & B Exploration and Mascot Goldmine Ltd. in Vancouver, BC.  Mr. Tam has received a B.Sc. in Engineering from Queen’s University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen’s (1973), and he is a Chartered Accountant (University of British Columbia, Vancouver, 1978).

The Company has also obtained the services of Dr. Paul Taufen, who has agreed to spend between one third and one half of his consulting time with Magnus.  Dr. Taufen was awarded on February 17, 2005, 200,000 options to acquire common stock in Magnus, at an exercise price of $1.60.  The stock options were granted under the Company’s current stock option plan, and will vest, starting March 1, 2005, in equal portions each month over 3 years.

Dr. PAUL TAUFEN had been consulting to the company, through AMEC, since 2004, and now consults with the company independently. In March of 2005, Dr. Taufen agreed to take a more significant role with Magnus, agreeing to dedicate one third to one half of his time on Magnus projects. He has over thirty years of domestic (North American) and international experience in minerals exploration geochemistry both in the employ of major international mining companies and as an independent consultant. He is the founder of Geochemistry Solutions, LLC, which provides innovative and focused solutions to the mining industry in modern exploration techniques, QA/QC, and environmental areas, specializing in both traditional and unconventional geochemical exploration and in resolving environmental water quality issues. Previously to that, he spent 15 years with Western Mining Corporation (WMC), in Melbourne Australia, where he acted as Chief Geochemist - Global exploration, and Chief Geochemist - Americas. He also acted as Chief Geochemist for British Petroleum Minerals in Brazil from 1983 to 1987, coordinating all geochemical surveys, analysis, and reporting works in Brazil for BP Minerals. Throughout his career, Dr. Taufen has been involved in numerous mineral deposit discoveries and ongoing mining production development plans. Dr. Taufen has a Ph.D. in Aqueous Geochemistry from the Colorado School of Mines; an M.Sc. in Geochemistry from the Colorado School of Mines; a BS in Chemistry from Georgetown University, Washington D.C.; and a GLG Executive Excellence Senior Management Program certification. Dr. Taufen also has language abilities in English, Portuguese, Spanish, German, and French.

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

Dr. EARL ABBOTT has acted as an advisor to the Company since early 2004.  Dr Abbot received his Ph.D. degree in geology at Rice University where he studied the tectonics of the western U.S and has spent 35 years exploring for mineral deposits.  Dr. Abbott is active in his profession, being a Certified Professional Geologist by the American Institute of Professional Geologists (AIPG) as well as the past President of the Institute’s Nevada Chapter.  He is also a member and past President of the Geological Society of Nevada (GSN), a member and past President of the Nevada Petroleum Society (NPS), a member and past President of the Denver Region Exploration Geologists Society (DREGS), a member of the Society of Economic Geologists (SEG), a member of the Society for Mining, Metallurgy, and Exploration (SME), a member of the Geological Society of America (GSA), a member of the Northwest Mining Association (NWMA), a member of the British Columbia & Yukon Chamber of Mines, and a member of the Prospectors and Developer Association of Canada (PDAC).  Over his career Dr. Abbott has consulted to the mining industry and has been an officer and director of several junior mining companies.  He combines strong management skills with a creative vision that enables him to apply sound scientific principles in unique ways to the search for gold deposits.

Risk Factors

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS..

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three-month period ending April 30, 2005, the Company had an operating loss of $700,699. At April 30, 2005, the Company had working capital of $982,865. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

THE COMPANY IS SUBJECT TO A VARIETY OF CHINESE FEDERAL, PROVINCIAL AND LOCAL GOVERNMENT APPROVALS, AND THERE IS SOME UNCERTAINTY SURROUNDING WHICH APPROVALS ARE ACTUALLY REQUIRED TO CONDUCT CERTAIN MINING AND EXPLORATION ACTIVITES IN VARIOUS PARTS OF CHINA

In China, there are essentially two arms of government that would deal with the approval of a foreign joint venture in mineral exploration and mining.  The federal bureau of commerce, and/or its provincial and local (municipal, county, etc.) government counterparts must approve of the foreign joint venture as an operating business.  Typically, such arms would review documents such as the joint venture agreement and issue a corresponding business license, allowing the company to conduct business as stipulated in the issued license for the duration specified, subject to renewal.  The federal Bureau of Land and Resources (and/or its provincial and local government counterparts), on the other hand, is the arm of government ultimately responsible for approving the issuance, transfer and renewal of the actual exploration and mining licenses held by companies operating under an approved business license.  Both the business license(s), and the corresponding exploration/mining license(s) are required for the joint venture company to legally conduct its business in China.

There is some disagreement between various Federal and Provincial arms of government as to what level of approval is required to conduct certain foreign joint venture activities within China.  For example, the federal government has stipulated that the federal bureau of commerce must approve of all foreign joint ventures in the area of mineral exploration, while certain provinces (such as Yunnan and Sichuan) have stated that provincial business license approval will suffice.  As it is typically up to the province to make application for federal approval once a provincial business license has been issued, those provinces that do not believe federal approval is required simply do not make such application.  Thus, there always remains the possibility that the federal bureau of commerce will claim authority over a provincially issued business license.

The federal, provincial and/or local governments may, at any time, attempt to evoke jurisdiction over the Company’s current joint venture project and any future joint venture projects in some manner not anticipated by the Company, and require some form of government approval of the joint venture, which might not be granted.  Such a development would have a material adverse impact on the Company’s ability to operate.  Further, there may be other jurisdictional developments or disagreements within China that may force the Company to seek additional approvals and/or licenses not currently anticipated to be necessary, and application for these additional approvals and licenses may be denied.  Such a development would have a material adverse impact on the Company’s ability to operate.  Finally, any and all approvals and licenses obtained by the Company are subject to renewal over time, and such renewal is typically at the complete discretion of the responsible branch of government.  If renewals for the Company’s various business licenses, exploration licenses, and any other approvals and licenses obtained by the Company in the future are not successfully obtained, this will have a material adverse impact on the Company’s ability to operate.

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

DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE COMPANY

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

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH THE COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.

   The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or “reserve,” exists on any properties for which the Company currently has (through a joint venture agreement) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

   WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

   Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

·        Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

    ·        Availability and costs of financing;

    ·        Ongoing costs of production;

    ·        Market prices for the minerals to be produced;

    ·        Environmental compliance regulations and restraints; and

    ·        Political climate and/or governmental regulation and control.

GENERAL MINING RISKS

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

Off-balance Sheet Arrangements

               N/A.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on April 30, 2005, concluded that, as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    Our officers concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

    (b) Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting procedures or in other factors that have materially affected, or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of management's last evaluation.

Part II—Other Information

Item 1. Legal Proceedings

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company.  None of the Company’s directors, officers or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2005, the Company issued in aggregate 7,156,818 units (each a “Unit”) to 73 individuals/entities as a partial closing of the Company’s private placement at $0.50 per Unit for total proceeds of $3,578,409.  Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until July 31, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006, only if the holder thereof first exercises the share purchase warrants.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

In addition, on May 25, 2005, the Company issued 160,000 units (each a “Unit”) to five individuals/entities due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $160,000.  Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share until 4:00 p.m. Pacific Standard Time on May 25, 2007.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

Item 3. Defaults Upon Senior Securities

            N/A

Item 4. Submission of Matters to a Vote of Security Holders

On May 6, 2005, the Company filed a Schedule 14C – Notice of Action by a Majority of Shareholders, whereby shareholders of the Company holding 15,083,334 shares of the 22,543,200 shares issued and outstanding (67%) consented to and approved effective April 8, 2005, an amendment to the Articles of Incorporation to create 1,000,000 shares of preferred stock of which 100,000 were created as Series “A” preferred shares to be issued to management.

On June 2, 2005, the above mentioned actions became effective.  For more information with respect to the corporate action taken above and the Certificate of Amendment filed with the Nevada Secretary of State, please see the Company’s definitive 14C filing on the EDGAR data base at http://www.sec.gov.

Item 5. Other Information

On April 19, 2005, the Company issued in aggregate 7,156,818 units (each a “Unit”) to 73 individuals/entities as a partial closing of the Company’s private placement at $0.50 per Unit for total proceeds of $3,578,409.  Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until July 31, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006, only if the holder thereof first exercises the share purchase warrants.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

In addition, on May 25, 2005, the Company issued 160,000 units (each a “Unit”) to five individuals/entities due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $160,000.  Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share until 4:00 p.m. Pacific Standard Time on May 25, 2007.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities

Act of 1933, as amended, as well as Regulation S promulgated thereunder.

Item 6. Exhibits

31.1          Certificate pursuant to Rule 13a

32.1     Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    Magnus International Resources Inc.

Date: June 14, 2005                                         Per:      /s/ Graham Taylor

                                                                                       Graham Taylor

                                                                                       President, CEO, CFO, Secretary,

                                                                                       Treasurer and Director