Form 10KSB
period 2005-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2005-12-16
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2005

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 000-49961

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0351859
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
101 Convention Center Drive, 7th Floor, Las Vegas, NV	89109
(Address of Principal Executive Offices)	(Zip Code)
1-888-888-1494 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:  Yes  [x]    No [  ]

ii

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

State issuer’s revenues for its most recent fiscal year.  July 31, 2005: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of November 15, 2005, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $32,021,770.

Outstanding Common Stock: As of November 15, 2005, the Company had 32,169,669  shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

iii

USE OF NAMES

In this report, the terms “Magnus” and “Company”, unless the context otherwise requires, mean Magnus International Resources Inc. and its subsidiaries.

CURRENCY

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.

METRIC CONVERSION TABLE

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.7850
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference, contains forward-looking statements concerning, among other things, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under “Part I—Item 1. Description of the Business and Risk Factors”. Magnus assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS AND RISK FACTORS

General Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of gold, copper, iron ore and silver properties, focusing on China.  The current primary focus of the Company is the exploration and development of gold properties in China.  To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements” below).  Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.  The Chinese venture partner may also provide geological expertise and carry out geological evaluations of joint venture properties. In the future, the Company may also set up wholly foreign invested enterprises in order to acquire mineral mining or exploration rights in China.

We are incorporated under the laws of the State of Nevada, USA on April 4, 2001 and have a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office
1285 West Pender Street, Suite 110 Vancouver, BC Canada V6E 4B1 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada, 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province 650031, People’s Republic of China Tel: 86--871--3642422 Fax: 86- 871- 3642420	1 Berkeley St. London, United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100

The price of the Company's common stock has been quoted for trading on the OTC BB since March 25, 2003.

Letters of Intent and Preliminary Agreements

On December 31, 2003, the Company entered into a letter of intent for a joint venture with Guangxi Non-ferrous Metals Trading & Management Company, a company organized under the laws of the People's Republic of China, for the further prospecting and development of the Guangxi Bobai Yingqiao Silver Mine located in Yingqiao Town, Bobai County in Guangxi Province, China. The deadline for agreement on a definitive joint venture agreement and articles of association for the co-operative joint venture company has passed.  While it may be open for the Company to negotiate an extension, we do not currently intend to do so.

On April 6, 2004, the Company and Nuclear Industry of Yunnan Province, People’s Republic of China (“Team 209”) signed a preliminary joint venture agreement to form a co-operative joint venture company to carry out mineral exploration and development in the 200 square kilometer area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province, PRC.  The Company was to enter a formal joint venture arrangement by November 30, 2004, which passed without a formal agreement being executed.  While it may be open for the Company to negotiate an extension, we do not currently intend to do so.

Joint Venture Agreements

Yunnan Long Teng Mining Ltd.

On July 6, 2004, the Company signed a formal cooperative joint venture contract (“JV Agreement”) with Team 209 to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd. (“Long Teng Mining”), a Sino-foreign Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province, China and an area of 44.02 square kilometers in Luquan County, Yunnan Province, China (the "Exploration License areas").  Under the JV Agreement, if either Magnus or Team 209 acquires any further mining rights for the area surrounding the Exploration License areas then the respective party must, on a first priority basis, transfer such mining rights to Long Teng Mining for a fee permitted by law or at an appropriate price.

The operations of the joint venture company are managed under the control of Magnus.  Magnus is to contribute $5,000,000 as an equity investment into Long Teng Mining Ltd. over the next 3-5 years and

Team 209 is responsible for transferring certain gold and copper exploration permits for the Properties to Long Teng Mining. Upon full capital contributions by Magnus and the transfer of the exploration permits by Team 209, Magnus will own 90% and Team 209 will own 10% of Long Teng Mining.

With respect to the $5,000,000 equity investment into Long Teng Mining. by Magnus, Magnus is required to contribute not less than $460,000 within three months after the issuance of the Long Teng Mining business license; $1,000,000 within twenty four (24) months after the issuance of the Long Teng Mining business license; $1,550,000 within thirty-six (36) months after the issuance of the Long Teng Mining business license; and based on the results of the exploration by Long Teng Mining, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the Long Teng Mining business license.  The capital contribution by Magnus is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, Magnus will be responsible for providing such funding, however, Team 209 will remain a 10% owner of Long Teng Mining.

In addition, Magnus is required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the Chinese government approves of the issuance of the Long Teng Mining business license, and the transfer of all relevant exploration permits from Team 209 into Long Teng Mining.  Of the $750,000 in shares to be issued to Team 209, $500,000 is in relation to the Huidong property and $250,000 is in relation to the Luquan property.

In a verbal agreement between the Company and Team 209, the Company further agreed to pay Team 209 5,500,000 RMB (USD $665,500) for the Huidong exploration license.  .

On September 29, 2004, this JV Agreement was approved by the Chinese Government and a business license for Long Teng Mining was issued.  The exploration license for one of the two properties covered by the Joint Venture Agreement (Huidong) was successfully transferred into the Joint Venture Company, Long Teng Mining, on July 27, 2005.  In connection with this successful transfer, Magnus issued Team 209 $500,000 in common shares.  The parties agreed to value the common stock at $1.75 at the time the exploration license had been successfully transferred.  Thus, 285,714 shares were issued to Team 209.

In July and August of 2005, the Board of directors gathered all available geological information surrounding the Luquan property, and upon consultation with senior Company geologists, it was determined that the Company’s resources would be better expended in exploring Magnus’ core properties (such as Huidong and Mangshi, see below), and seeking out other prospective joint venture properties.  After consultation with Team 209, it was agreed that Team 209 would not transfer the Luquan exploration license to Long Teng Mining, and that the Luquan property would not be explored by Long Teng Mining.  In the Fall of 2005 the Company intends to file an amended Joint Venture Agreement with the Yunnan Bureau of Commerce to have the new scope of the joint venture (Huidong only) approved.  The Company does not anticipate there will be any significant issues in receiving such approval.  In the meantime, Team 209 has represented to the Company that it will seek another Yunnan property with which Long Teng Mining may consider an exploration program.

As of July 31, 2005, Magnus had made $1,730,000 in cash capital contributions to the Long Teng Mining joint venture.

Yunnan Western Mining, Ltd.

On July 26, 2005, Magnus and First Fortune Investments Inc. entered into a Letter Agreement (the “Letter Agreement”) whereby Magnus agreed to acquire 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which is owned by First Fortune Investments Inc., and which was participating in a co-operative joint venture with Team 209 pursuant to an agreement dated August 29, 2003 (the “Mangshi Joint Venture”), between Golden River and Team 209.

Under the Mangshi Joint Venture, Golden River and Team 209 formed a sino-foreign joint venture company, Yunnan Western Mining Ltd. (“Western Mining”).  The Mangshi Joint Venture gives Golden River the right to earn a 90% interest in Western Mining, which holds a mineral exploration license comprising approximately 113.96 square kilometers.  The license is located in the Luxi Gold Belt in the western part of Yunnan Province, People’s Republic of China, and the property is known as the Mangshi Property (“Mangshi”).

Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine) in exchange for 150,000 shares of common stock of the Company.  Under the mining license transfer agreement (the “Transfer Agreement”), the mining license holding the permits will be transferred to Western Mining (the joint venture company holding the larger exploration license) and 75,000 of the 150,000 shares of common stock of the Company will not be issued until the mining license is successfully transferred and all necessary government approvals for the transfer are obtained (the other 75,000 shares are due to be issued within 15 days of executing the Transfer Agreement, but are still contingent on the Letter Agreement between Magnus and First Fortune Investments Inc. closing).  The existing heap leach operations will continue to be operated by Team 209 under the Transfer Agreement, but only to a maximum depth of 15 meters, only for a maximum period of 3 years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement.  Magnus maintains an option to purchase the existing estimated resources within the mining license at any time.

Pursuant to the Letter Agreement, Magnus agrees to acquire 100% of the shares of Golden River from First Fortune Investments Inc. (“First Fortune”) (TSX Venture Exchange - FRF) for a total consideration of up to $400,000.  The Company agreed to put $400,000 in trust with its legal counsel, of which up to $100,000 will be released directly to Team 209 on behalf of First Fortune towards Golden River’s outstanding debt owing to Team 209 with respect to operating costs of Western Mining to date.  Furthermore, $200,000 is to be released to First Fortune upon receipt of all necessary government approvals having been received by Team 209 and Golden River with respect to: (a) the transfer of 100% of the shares of Golden River to the Company; and (b) for certain amendments to the Joint Venture and specifically allowing the Company additional time to make certain required capital contributions under the Joint Venture.  Moreover, under the Letter Agreement the Company has also agreed to pay $100,000 to First Fortune on or before the day that is 12 months from the closing date of the Letter Agreement, which closing date is to be a day on or before the third day after the government approvals and amendments to the Joint Venture have been satisfied.

The Company has, as of October 31, 2005, received some of the government approvals for the new capital contribution schedule noted below and has received Yunnan provincial approval for the transfer of the beneficial ownership of Golden River.  The Company may or may not receive other central government approvals, and the Board of Directors may have to decide whether the requirement to obtain such approvals should be waived so the acquisition of Golden River can be finalized.

Upon closing the Letter Agreement, the Company will assume all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture.  The terms of the Mangshi Joint Venture will require the Company to expend, through its sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years.  The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, will require the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company.  Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209.  As of November 25, 2005, the Letter Agreement closed with the Company agreeing to waive other central government approvals.

Ruben S. Verzosa, P. Eng, prepared a Report on the property dated October 27, 2003, pursuant to Canadian National Instrument 43-101, an updated version of which is available on the Company’s website located at www.magnusresources.com.  Mr. Verzosa is a qualified person as defined by National Instrument 43-101 in Canada and is a member of the Association of Professional Engineers and Geoscientists of British Columbia.  He has 35 years of work experience in the mineral exploration and mining industry with companies such as Teck Corporation, Denison Mines Ltd, Peso Silver Mines Ltd., Highland Bell Mines Ltd., and Mobil Oil Philippines Inc.  The Company has secured the full-time services of Mr. Verzosa in advancing exploration of the Mangshi Property.

The 113.96 square kilometer joint venture exploration license comprising the Mangshi Property includes gold prospects within the so-called Luxi Gold Belt.  The Luxi Gold Belt is characterized by numerous gold occurrences along a 40km northeasterly geological trend in western Yunnan Province.  The Mangshi Property is located 25km southwest of Luxi City, a regional center of approximately 300,000 people and accessible by road and air transportation from several major destinations in China.

The Mangshi Property is chiefly underlain by a Permian dolomitic limestone and Triassic to Jurassic sedimentary units juxtaposed by northeasterly and generally west-dipping normal and reverse faults.  There appear to be two styles of gold mineralization at the Mangshi Property.  The gold at the two heap leach operations occurs as fine particles in silicified and clay-altered clasts in a breccia-like flat-lying unit at the contact of Permian dolomitic limestone and Jurassic sandstone.  The thickness of the breccia unit ranges up to 30 metres. The other style of mineralization comprises pyrite and gold in dominantly silicified and clay-altered fine grained Jurassic sandstone.  This latter style of gold mineralization is deemed more significant as it bears resemblance to similar sedimentary rock-hosted gold deposits in neighboring Gizhou Province, which are considered of the “Carlin type” gold deposition model.  The Maiwoba and the Guoyan mining leases are inside the Mangshi Property where Golden River has the exploration rights below the 1060m and 1110m elevations, respectively.

Following regulatory and government approvals, the Company intends to begin a two-phased exploration program at the Mangshi Property.  The first phase is expected to include geological mapping, rock sampling, geochemistry, trenching and test-pitting along with systematic geophysical Induced Polarization surveying, to be followed by a second phase consisting primarily of diamond drilling.  To date, there has been a great deal of geological testing, of various types, conducted on the Mangshi Property, and thus the Company has a great deal of existing information to draw from.  The Company anticipates that, based on the abundance of readily available information and the relatively easy access the property offers, that a drilling program can commence in late 2005 or early 2006.

Other Projects

On December 2, 2004 Magnus agreed to purchase Kangding Kangma Mining Ltd., Co. (“Kangding” or “Kangding Kangma”), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area (“Xintaizi”).  Magnus and Team 209 had planned to form a new joint venture company and apply for all necessary approvals from the Chinese government to begin development of the Xintaizi project.

On December 2, 2004, Mr. Ronjin Yang of Team 209 entered an agreement, on behalf of Magnus, through Yunnan Long Teng Mining Ltd. (“Long Teng”), to purchase Kangding Kangma.  Under the agreement to purchase Kangding Kangma, Mr. Yang was to pay, on behalf of Long Teng, with funds advanced by Magnus, RMB 2,100,000 (approximately $253,725 US dollars on December 2, 2004) to Kangding Kangma’s owners (the “Vendors”).  One million one hundred fifty thousand (1,150,000) RMB has been paid to the Vendors, with the remaining RMB 950,000 due on the day the transfer of Kangding Kangma’s equity is successfully registered in the name of Magnus and Team 209 (in proportions of 90% and 10% respectively) and such transfer is effected and approved under Chinese law.   Once this transfer has been completed, Magnus and Team 209 had intended to form a new joint venture company, and submit all necessary approvals to the Chinese government.  As of October 30, 2005, the equity in Kangding Kangma had been successfully transferred to Mr. Rongjin Yang, acting as agent to Magnus.  However, the subsequent transfer of Kangding Kangma to Magnus and Team 209 was significantly delayed.

While the Company experienced these delays in transferring the equity of Kangding Kagma, the Company conducted some exploration work on the Xintaizi area under the direction of Dr. Paul Taufen.  Dr. Taufen submitted a recommendation in relation to the property to the Company (the “Kangding Kangma Mining Licnese and Xintaizi Prospect Property Recommendation, October 19, 2005).  Dr. Taufen’s recommendation was that, while the limited work done by Magnus had enhanced the value of the Mining License, “underground Au grades encountered do not meet the Au grades believed to be required to support a large scale underground mining operation in this setting”.  He subsequently stated “additional exploration work by Magnus is not recommended”.

The Company approached Team 209 to discuss these findings, and to express some general concerns regarding the slow transfer of the Kangding Kangma equity.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transfer of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding (the “Compensation Agreement”), Magnus, through Long Teng Mining, will receive 1,500,000 RMB within 20 days of execution of the Compensation Agreement.  From the date of execution of the Compensation Agreement, Team 209 assumes all ownership and liability for Kangding Kangma, and will work with Mr. Yang to complete the equity transfer to Team 209.  In July of 2005, Mr. Yang was replaced by another Team 209 geologist as Deputy Manager of Long Teng Mining in Kunming, China.

Employees

As of July 31, 2005, the Company had 3 full-time employees (over and above its directors, officers and consultants), one employed in an administrative capacity at the Company’s office in Kunming, China, one employed as a bookkeeper with the Company’s Kunming Office, and one employed in an administrative capacity at the Company’s office in Vancouver, British Columbia. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture companies, Long Teng and Western Mining, have hired a number of contractors, mainly from Team 209, to explore their respective properties.  Of these, the Company’s primary focus is on the Huidong property under the Long Teng Joint Venture, but we anticipate that there will also be a number of contractors employed in exploring Mangshi (under the Mangshi Joint Venture) in the near future.  As the exploration programs continue and expand, it is anticipated that more contractors will be used.  At any given time, as many as 100 geology personnel may be contracted by Long Teng, and other Magnus joint ventures, to conduct various exploration activities.

Other Property Interests and Mining Claims

While the Company is actively seeking new prospects, it currently only has interests in the above noted joint venture properties in China.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Canada and China, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has pending applications for those licenses, permits and other authorizations currently required to conduct its explorations in China (through its joint venture companies).  In China, joint venture agreements, business licenses for joint venture companies, and the acquisition and transfer of exploration and mining permits are all acquired subject to government approval.  Such approval may involve many levels of government (i.e. Federal, Provincial, County and/or City approval), and the Company cannot guarantee that all such approvals will be successfully obtained even where a joint venture has been successfully established.  Moreover, even where joint venture agreements obtain government approval and business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits will be approved, nor can the Company guarantee that such approvals will be obtained from all levels of government required for such approval.

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

In the preceding year, there were no material environmental incidents or non-compliance with any applicable environmental regulations. The Company estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

Risk Factors

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses amounting to $5,585,963 as of July 31, 2005.  As of July 31, 2005, the Company had a total of $1,832,171 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company is in the process of exploring and evaluating its mineral properties and projects and has not yet determined whether these properties contain economically recoverable ore reserves.  The underlying value of the mineral properties is entirely dependent on the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

The financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

THE COMPANY IS SUBJECT TO A VARIETY OF APPROVAL REQUIREMENTS AT THE CHINESE CENTRAL, PROVINCIAL AND LOCAL GOVERNMENT LEVELS AND, IN PRACTICE, THERE IS SOME UNCERTAINTY SURROUNDING WHICH APPROVALS ARE ACTUALLY REQUIRED TO CONDUCT CERTAIN MINING AND EXPLORATION ACTIVITIES IN VARIOUS PARTS OF CHINA

In China, two levels of government primarily deal with the approval of the establishment of a foreign-invested joint venture in mineral exploration and mining (“Mining JV”): the central and the local (e.g., provincial or municipal).  China’s Ministry of Commerce (“MOFCOM”) is the central-government-level ministry in charge of reviewing and approving the establishment of Mining JVs.  Applications must be submitted to MOFCOM’s local-level counterparts for upward submission to MOFCOM.  However, in practice, many provincial bureaus of commerce, such as those in Yunnan and Sichuan provinces, claim final approval authority and do not forward applications to MOFCOM.  To our knowledge, MOFCOM is aware of this practice but has not taken any steps to intervene or take action against Mining JVs which have been approved only at the provincial level.

Once MOFCOM, or its authorized local counterpart has issued its approval documents, the Chinese partners to the joint venture would then apply to China’s State Adminstration of Industry and Commerce or its authorized local counterpart for a business license.  The issuance of the business license marks the legal establishment of a Mining JV and confirms the permitted scope of the Mining JV’s activities.  The business license is subject to annual review and renewal.

The Ministry of Land and Resources (“MOLAR”) is the central-government-level ministry in charge of exploration and mining licenses.  Generally speaking, MOLAR holds the final authority to issue exploration and mining licenses to Mining JVs; however, for projects in Yunnan and Sichuan provinces, it has delegated this authority to the respective provincial-level bureaus of land and resources in those provinces

The Company's Mining JV’s have obtained approvals from MOFCOM’s local counterparts in Sichuan and in Yunnan, but not from MOFCOM.  MOFCOM has not challenged these approvals but, if it did, such a development would have a material adverse impact on the Company’s ability to operate.  Finally, approvals and licenses obtained by the Company are subject to renewal, and such renewal is typically at the complete discretion of the responsible branch of government.  If renewals for the Company’s current licenses, and any other approvals and licenses obtained by the Company in the future are not successfully obtained, this will have a material adverse impact on the Company’s ability to operate.

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
  Availability and costs of financing;
  Ongoing costs of production;
  Market prices for the minerals to be produced;
  Environmental compliance regulations and restraints; and
  Political climate and/or governmental regulation and control.

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

ITEM 2.    DESCRIPTION OF PROPERTIES.

Joint Venture Properties

The Company has two joint venture partnerships with Team 209 – Yunnan Long Teng Minig Ltd. and Yunnan Western Mining Ltd.  Team 209 is a group of experienced government geologists and has been instrumental in the rapid development of the Boka Gold Project (“Boka”) through its own joint venture partnership with Southwestern Resources Corp. (“Southwestern”), a British Columbia corporation that is listed and posted for trading on the Toronto Stock Exchange.  Magnus is working closely with Team 209 to pursue an exploration strategy on its own properties similar to that which resulted in the Boka discoveries.

Through its joint venture agreements with Team 209, the Company currently has interests, or contingent interests, in the following properties:

Property Location	Property Size	Joint Venture Company	Company’s Interest Governed Under
Sujiayakou, Weiliancun, Maanshan district, Sichuan Province, China (Huidong)	83.29 square kilometers	Long Teng Mining Ltd.	Cooperative Joint Venture Contract between Magnus and Team 209 dated July 6, 2004
Luxi Gold Belt in the western part of Yunnan Province (Mangshi)	113.96 square kilometers	Yunnan Western Mining Ltd.

Cooperative Joint Venture
Contract dated August 29, 2003,
between Golden River Resources
Inc., a British Colombia company,
in the process of being acquired by
Magnus through a Letter
Agreement dated July 26, 2005,
and Team 209.

The JV Agreements with Team 209 grant the Company a right to participate in the proceeds from the properties above for a term of 30 years, which may be extended.  Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Team 209), provided certain financing schedules are met by the Company (see “Description of the Business and Risk Factors – Joint Venture Agreements”.

Property Descriptions

Huidong Joint Venture Property

Property Location

The 83 square kilometer Huidong property is located in Sichuan Province about 280 kilometers north of Kunming, a city of five million people in neighboring Yunnan Province.   The property is located in the eastern region of Huidong County of Sichuan Province and belongs to Gan Hai Zi Township, Ye Niu Ping Township and part of Song Ping Township of Huidong County.  Main accesses to the property is via county roads, with a county-to-township road heading west and simple roads linking each township. A major highway from Kunming running along the Jinsha Jiang River near the eastern boundary of the property is expected to be completed in 2006/7 which will dramatically improve access. Until then, access and transportation may be a challenge in some areas due to high mountains and deep valleys, and remote locations from the main highways.  However, as stated, smaller roads exist throughout the property and chances are reasonable that prospective mining sites may be located in the vicinity of an existing utility road.

The property is in a plateau region with an average altitude of 2,000 – 3,000 meters, and fierce earth surface cuts exist with relative height differences of some 1,000 meters in places. The Jinsha Jiang River passes through the eastern part of the property, at an altitude of approximately 680 meters. There are many seasonal rivers passing through the area heading east into the Jinsha Jiang River. The exploration area is located in subtropical climate, yet can be relatively chilly in the winter due to the higher altitudes. The annual average rainfall is 650 – 850 mm with a minimum annual rainfall of 570 mm. The raining mainly occurs between July and August, (the rainy season) with a monthly rainfall of 150-200 mm.  During the rainy season, access can become more challenging as roads become harder to navigate and, in more extreme cases, roads get washed out and must be repaired.

Regional Geology

The Huidong Property lies along the Panxi Rift Zone, a series of north south trending faults and cross faults, structural weaknesses or cracks in the earth’s crust that were produced by shifts in tectonic plates. These faults, in turn, offered a structural and stratigraphic geological setting involving numerous shear zones that are ideal for the emplacement of large polymetallic mineralized systems. The whole Panxi Rift Zone is permeated with highly brecciated mineral systems.

The extreme bending, breaking, and crushing of rock associated with these shifts leads to the creation of rolling and thrusting faults and fragmented breccia rock, creating pathways or voids within which gold and copper bearing fluids can migrate towards the earth’s surface.

There are a number of government owned copper mines in the area, the closest being the Dongchuan Copper Camp about 50 kilometers southwest of Huidong. Over the past half century there has been little interest in gold exploration on the part of the Chinese federal government, which focused almost exclusively on the discovery and development of base metal deposits to support China’s industrial development.

The Boka Trend

Various geological indicators point to Huidong being on trend (in alignment) with the north south oriented fault system that controls the multi zone Boka Trend, which to date has yielded discoveries over a 25 kilometer plus corridor. A number of shear zones on the Magnus joint venture bear a strong resemblance to shears along this 25-kilometer-plus structural zone or trend, including a 9.5 kilometer strike length that hosts the approximate dozen Boka gold discoveries.

Numerous gold-in-soil anomalies at Huidong also suggest that the Boka trend continues onto the Huidong Property. Southwestern Resources Corp. recently confirmed that there is conclusive proof of the “positive association between mineralization at the Boka Gold Project and gold-in-soil anomalies.”

Regional Mining History

The Boka Gold Project and the Huidong Property straddle five major copper producing areas in the Sichuan and Yunnan provinces. This area includes one of China’s highest yield mining areas, the Dongchuan Copper Camp, which is located about 50 kilometers west of Huidong and has been mined for more than 500 years.

For the past 50 years, the Chinese government has focused almost exclusively on the development of copper mines in these areas in support of industrialization. While the government has not developed the gold deposits in the area, local artisanal miners have, over the last several decades, recovered gold from small alluvial deposits in the area’s rivers that drain unexplored mountain terrain, as they also have from the rivers and streams near Huidong and the Boka Project for many years.

Since the 1999 Boka gold discovery, small scale miners had success by hand digging pits and tunnels into the mountainsides, where some found rich gold mineralization. The regional government has recently intervened and put an end to individual mining, but the tunnels and pits left behind aided Southwestern Resources and its joint venture partner, Team 209, in identifying gold zones with the greatest potential.

The Boka Trend Discovery

A Chinese government exploration team made the first discovery in the Boka Trend in 1999 following a program of stream sediment sampling and soil geochemistry. The word of the discovery spread quickly. More than 1,000 artisanal miners moved in and dug up to 200 tunnels and pits into the mountainsides. Many high grade zones have been found in these tunnels, where coarse, visible gold is often present.

Artisanal miners had also begun extracting gold from the mountainsides on the Magnus Huidong Property, which lies across the Jinsha Jiang River from the Boka Gold Project. These pits and tunnels are a part of the initial focus of the Company’s exploration activities.

To date, about a dozen key discovery zones have been identified (which are confined to a specific stratigraphic horizon) within the 25-kilometre-plus structural zone or trend at the Boka Gold Project. Mapping, surveying and geochemical sampling of the approximately 200 tunnels and pits excavated by artisan miners sped up the identification process of these zones rapidly.

In July 2005, Southwestern Resources reported a current combined indicated and inferred resource at the Boka project of 5.4 million ounces of gold. This significant, newly discovered resource is expected to increase in size and grade as Southwestern continues with expansion and infill drilling. A preliminary assessment and engineering scoping study was recently completed on the first two zones of the Boka gold system by Hatch Limited, a worldwide engineering firm with extensive experience in China. The study adopted a conservative approach to ore estimation using protocols and procedures in compliance with national instrument 43-101 reporting in Canada. The Hatch study considers the Boka Project to be one of the significant gold discoveries of recent years. Furthermore, capital and operating costs for mining operations in this part of China are reported to be low. The complete study is available at Southwestern's website at www.swgold.com.

Exploration Progress and Future Plans for the Huidong Property

Magnus and Team 209 are conducting a comprehensive gold and copper exploration program on the Huidong Property in consultation with AMEC, a leading global provider of mining expertise and services. The goal of the program is to define the extent of the gold and copper anomalies in the area. The program is well underway. Already completed were a two-stage geochemical soil and rock sampling program, and additional geological mapping and surveying to define targets for follow-up trenching, tunneling, and drilling.  Generally, these exploration strategies are the same as those used at Boka, and they have helped the Company identify 3 potential target zones of high interest within the Huidong concession, as shown in the diagram below.

Exploration work completed by Team 209 and Magnus within Priority Area 1 (Target 1), located in the western portion of the Huidong Concession, has proceeded well.  Infill soil sampling in Priority Area 1 has generated coherent gold (Au) in soil anomalies, including one contiguous soil gold anomaly extending over 1.15 km2 in an area designated by the local village name of Dinjiaping.  The anomaly is outlined in more detail in the "Huidong Exploration Update with Diagrams" pdf report released on July 20, 2005 found at www.magnusresources.com.  The thickest portion of this gold in soil anomaly commonly contains soil gold concentrations of 100 ppb Au and above.  A concentration of 100 ppb or higher of gold in soil is a considered to be clearly indicative of associated gold mineralization in the Huidong-Boka district.

More detailed investigation of Priority Area 1 by Team 209 and Magnus has revealed the presence of fifty four old tunnels where historical gold mining has occurred. This is a very good indication of potentially high ore grades for gold since the gold concentrations in historical tunnels would typically have been high enough to warrant recovery by very labor-intensive and primitive mining methods.  Rocks from these tunnels and other exposures away from tunnels have been sampled and analyzed for Au.  Sixteen rock samples were collected and analyzed from the area of the 1.15 km2 soil gold anomaly.  Thirteen of these sixteen rocks returned Au concentrations of 1 g/tonne or higher, with the Au concentration range extending from below detection to as high as 7.2 g/tonne.  Further, there were 21 surface rock samples with greater than 1 g/tonne Au based on only limited surface sampling to date.  The occurrence of gold-bearing rock samples at surface with these gold concentrations is considered highly encouraging.

More detailed investigation of the surface gold features at Priority Area 1 continues.  A trench sampling program is well underway to better define Au mineralized zones inferred by geological mapping and apparent in the soil and rock geochemistry completed to date.  Completion of the first phase trench sampling is anticipated by the end of 2005.  A combined road building and mechanized trenching program also is underway to provide improved access to the strong soil Au geochemistry anomaly areas and expose potentially Au mineralized rocks where Au-enriched soils have been identified.  The road building program also serves to provide drill rig access to the surface gold features at Priority Area 1, so that the exploration investigation can progress efficiently.  Additional infill soil sampling is underway in this area to provide additional focus on soil gold geochemistry features already identified.

At Target Areas 2 and 3 within the Huidong Concession, infill soil sampling commenced in September, 2005 after the diminishing of seasonal rains.  The infill soil sampling program comprises collection and analysis of 4081 soils from areas already identified as containing elevated concentrations of Au in soils based on previous surveys that located reconnaissance-scale targets.  It is anticipated that the infill soil sampling and analysis will provide well-focused targets for more detailed investigation by road development and lightweight drills to be followed by exploration drill rig testing.  Relatively thicker soil development in Target 3 will be appropriately tested using small portable drills and contracting of these small drills and drill operators is underway.

A comprehensive exploration plan, as developed by Dr. Paul Taufen, for the next year is available on the Magnus website at www.magnusresources.com.

Mangshi Joint Venture Property

Property Location and Geology

The Company’s new Mangshi Property is located in the Luxi Gold Belt, a 40km northeasterly geological trend, in the southwestern part of Yunnan Province, Peoples Republic of China, known as the Mangshi Property.  The exploration license held by Magnus and Team 209’s joint venture company, Yunnan Western Mining Ltd., is for 113.96 square kilometers located approximately 25km southwest of Luxi City.

Sparton Resources Inc (TSX-V:SRI) is currently advancing a successful discovery along the same Luxi gold trend adjacent to Magnus’ Mangshi property. Depending on the cut-off grade used, Sparton’s staff has reported a minimum possible mineral deposit of between 210,000 and 320,000 oz gold at its Luxi property. This resource estimate is based on results reported up to mid-September 2005 from their first 34 drill holes.

Luxi City is a regional center of approximately 300,000 people and accessible by road and air transportation from several major destinations in China. The property itself also allows for easy access, with a major highway providing access to the exploration license area as close as 6 km away, and the surrounding terrain allows for easy over-ground access from the highway year round.

The Mangshi Property is chiefly underlain by a Permian dolomitic limestone and Triassic to Jurassic sedimentary units juxtaposed by northeasterly and generally west-dipping normal and reverse faults. There appear to be two styles of gold mineralization at the Mangshi Property. The gold at the two existing heap leach operations occur as fine particles in silicified and clay-altered clasts in a breccia-like flat-lying unit at the contact of Permian dolomitic limestone and Jurassic sandstone. The thickness of the breccia unit ranges up to 30 metres. The other style of mineralization comprises pyrite and gold in dominantly silicified and clay-altered fine grained Jurassic sandstone. This latter style of gold mineralization is deemed more significant as it bears resemblance to similar sedimentary rock-hosted gold deposits in neighboring Gizhou Province, which are considered of the Carlin type gold deposition model.

Exploration History

There is an abundance of geological information already available about the property, and a report on the property pursuant to Canadian National Instrument 43-101, dated October 27, 2003, has already been published.  The report was prepared by Ruben S. Verzosa, P. Eng, and an updated version is available on the Company’s website located at www.magnusresources.com. Mr. Verzosa is a qualified person as defined by National Instrument 43-101 in Canada and is a member of the Association of Professional Engineers and Geoscientists of British Columbia.  Mr. Verzosa has also been hired by the Company to assist with the immediate exploration of the Mangshi Property.

Exploration Progress and Future Plans for the Mangshi Property

An environmental baseline study is planned for completion by the end of 2005 to establish the environmental status upon commencement of Magnus/Western Mining exploration activity at Mangshi.

The exploration plan for the Mangshi Property comprises three scales of exploration:

  Local scale exploration along the Maiwoba – Guoyuan – Mulingba Au shear zone
  Intermediate scale follow up trenching at the Qingtang River target
  District scale Au targets - follow up of stream drainage anomalies within the Mengdan exploration license

Local scale exploration is designed to test the known Maiwoba – Guoyuan – Mulingba Au trend defined by Au-mineralized rock and greater than 100 ppb Au in soil.  The Au trend is covered by the 113.96 km2 exploration license (covered by the Mangshi Joint Venture) and the mining permits within the Manshi Property (recently acquired by Yunnan Western Mining Ltd. by Transfer Agreement, see “Joint Venture Agreements: Yunnan Western Mining Ltd.”, above) at Maiwoba and Guoyuan.

   Testing along the Maiwoba – Guoyuan – Mulingba Au trend is expected to comprise of additional detailed mapping and sampling of mineralized rock and identified breccia zones, as well as the pit floors from the small-scale oxide ore mining operations.  A dipole-dipole Induced Polarization (IP) geophysical survey to be executed by the Yunnan Institute of Geophysics and Geochemistry is scheduled to commence before the end of 2005, and is contracted for 30 line kilometers of surveying.  The IP survey is anticipated to be completed to identify zones of sulphides (pyrite) and zones of silicification along the depth extent of the northwest-dipping fault and shear zones believed to control Au mineralization in the area.  Upon detailed drill target definition based on the mapping, sampling, and geophysical surveying, a 7,500 meter diamond core drilling program is expected to be completed to test the depth extent of the Maiwoba – Guoyuan – Mulingba Au trend.

     Drill core sawing and core sample preparation equipment is being purchased to support the core drilling and sampling program, and facilities are being set up on site for the work.

     Intermediate and district scale exploration programs involve trench sampling at the Qingtang River target, where Au-in-soil geochemical anomalies have been identified, and soil survey follow up of stream drainage Au anomalies within the Mangshi exploration license.

      A comprehensive exploration plan, as developed by Ruben S. Verzosa, for the next year is available on the Magnus website at www.magnusresources.com.

     Leased Office Space

     The Company currently leases four administrative offices: in Vancouver, British Columbia, Canada; in Kunming, China; in Las Vegas, Nevada; and in London, United Kingdom .  These leased properties are described in the table below:

       Address

       Approximate Size

       Lease Term

       Approximate monthly
        cost

       Suite 110-1285 West Pender, Vancouver, BC, Canada

       1200 Square feet

       Month to month lease

       $2900 CDN

       Dushimingyuan Bldg., No. A-2708, Central Renmin Road, Kunming City, Yunnan Province 650031, People’s Republic of China

       1000 Square feet

       2 years (expires April 5, 2006)

       RMB 4000, which was equal to approximately $493 USD on July 31, 2005

       101 Convention Center Drive, 7th Floor, Las Vegas, NV, USA 89109

       Shared Space, 2500 square feet

       One Year

       $2000 USD (per year)

       1 Berkeley Street, London, UK, W1J 8DJ

       Shared Space, 1500 square feet

       Month to month

       $500 USD

   ITEM 3.    LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties.  None of the Company’s directors, officer or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

    ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On May 6, 2005, the Company filed a Schedule 14C – Notice of Action by a Majority of Shareholders, whereby shareholders of the Company holding 15,083,334 shares of the 22,543,200 shares issued and outstanding (67%) consented to and approved effective April 8, 2005, an amendment to the Articles of Incorporation to create 1,000,000 shares of preferred stock of which 100,000 were created as Series “A” preferred shares issued to management.

On June 2, 2005, the above mentioned actions became effective.  For more information with respect to the corporate action taken above and the Certificate of Amendment filed with the Nevada Secretary of State, please see the Company’s definitive 14C filing on the EDGAR data base at http://www.sec.gov.

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Shares of Magnus are listed and posted for trading on the OTC Bulletin Board under the symbol “MGNU”. The market for Magnus’ common stock is limited, volatile and sporadic.  The following table sets forth the high and low sale prices relating to Magnus’ common stock since it was listed and posted for trading on the OTCBB.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.  All prices give effect to the Company's May 4, 2004 forward share split (2 new shares were given for each one existing share).

       Quarter Ended

       2003

       High Trade

       Low Trade

       April 30

       0.025

       0.015

       July 31

       1.50

       0.03

       October 31

       2.25

       0.505

       2004

       January 31

       0.725

       0.25

       April 30

       1.35

       0.495

       July 31

       1.11

       0.85

       October 31

       1.26

       0.90

       2005

       January 31

       1.70

       1.18

       April 30

       2.35

       1.55

       July 31

       1.99

       1.65

   Holders

   As of November 15, 2005, Magnus had at least 140 shareholders of record.

Dividends

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

Section 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or

    $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

    Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

On April 19, 2005, the Company issued in aggregate 7,156,818 units (each a “Unit”) to 73 individuals/entities as a partial closing of the Company’s private placement at $0.50 per Unit for total proceeds of $3,578,409.  Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until July 31, 2005, which has now been extended to January 31, 2006 with a slight price increase each month, and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006, which has now been extended to September 30, 2006, only if the holder thereof first exercises the share purchase warrants.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

On May 25, 2005, the Company issued 160,000 units (each a “Unit”) to five individuals/entities due to the partial closing of the Company’s private placement at $1.00 per Unit for total proceeds of $160,000.  Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share until 4:00 p.m. Pacific Standard Time on May 25, 2007.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

On July 26, 2005, the Company issued 20,000 units (each a “Unit”) to one individual as a partial closing of the Company’s private placement at $0.50 per Unit for total proceeds of $10,000. Each Unit consists of one share of common stock, one share purchase warrant to purchase one additional share of common stock of the Company at a price of $1.00 per share until July 31, 2005, which has now been extended to January 31, 2006 with a slight price increase each month, and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006, which has now been extended to September 30, 2006, only if the holder thereof first exercises the share purchase warrants. The Company believes that such issuance is exempt from registration as the securities were issued to a person in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On July 27, 2005, the Company issued 620,000 shares (each a “Share”) to five individuals/entities in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $620,000. In addition, each warrant holder received a piggyback warrant for the same amount of warrants that each individual/entity exercised.

    On August 12, 2005, the Company issued 133,000 shares (each a “Share”) to three individuals/entities in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $133,000. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.

On August 18, 2005, the Company issued 30,000 Units (each a “Unit”) to one individual/entity due to the partial closing of the Company’s private placement at $1.00 per Unit for total proceeds of $30,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrants allowing the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share for a period of two years from the date of issuance of the warrants. The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended.

On August 18, 2005, the Company issued 726,800 Units (each a “Unit”) to twenty-six individuals/entities due to the closing of the Company’s private placement at $0.50 per Unit for total proceeds of $363,400. Each Unit consists of one share of common stock of the Company, one share purchase warrant to purchase one additional share of common stock of the Company at a price of $1.00 per share until July 31, 2005, which has now been extended to January 31, 2006 with a slight price increase each month, and one piggyback warrant to purchase one additional share of common stock of the Company at $2.00 per share until January 9, 2006, which has now been extended to September 30, 2006, only if the holder thereof first exercises the share purchase warrants. The Company believes that such issuance is exempt from registration as the securities were issued to a person in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On August 26, 2005, the Company issued 285,714 shares (each a “Share”) to one entity in accordance with the terms of the Co-operative Joint Venture Contract between the Company and Geology Brigade 209 of the Nuclear Industry of Yunnan Province, China for the establishment of Long Teng Mining Ltd., dated July 6, 2004. The Company believes that such issuance is exempt from registration as the securities were issued to an entity in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On September 6, 2005, the Company issued 220,000 units (each a “Unit”) to five individuals due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $220,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant to purchase one additional share of common stock of the Company at a price of $2.00 per share until September 6, 2007. The Company believes that such issuances are exempt from registration as the securities were issued to the individuals through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On September 14, 2005, the Company issued 150,000 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $150,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.

On October 5, 2005, the Company issued 10,000 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $10,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.

On October 31, 2005, the Company issued 51,000 shares (each a “Share”) to three individuals in connection with the exercise of warrants at a price of $1.00 for 40,000 Shares and at a price of $1.10 for 11,000 Shares for total proceeds of $52,100.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

    On November 4, 2005, the Company issued 63,137 shares (each a “Share”) to four individuals/entities in connection with the exercise of warrants at a price of $1.075 per Share for total proceeds of $67,872.28.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.

    The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

    ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2005, and the related notes thereto.

Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of gold, copper, iron ore and silver properties, focusing on China.  The current primary focus of the Company is the exploration and development of gold and copper properties in China.  To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements” above).  Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.

Outlook

Mineral prices have been rising steadily during our last fiscal year.  For example, at July 31, 2004, the price of gold was $391.40 per ounce compared to $429.50 at July 29, 2005, representing an increase of approximately 9%.  Similarly, the value of copper and the value of silver both increased during the same period.  Management believes that this trend will continue (the price of gold was $472.90 per ounce as of October 27, 2005) and as a result, the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise (see “Part I—Item 1.9.9, Business—Risk Factors— “Downward fluctuations in metal prices may severely reduce the value of the Company”).

At July 31, 2005, we had interests in two properties that might contain mineralized material (see “Joint Venture Properties”).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had working capital of $1,652,235 at July 31, 2005.  Total cash requirements stipulated under the Company’s Joint Venture Agreements with Team 209 of China calls for a $5,000,000 equity investment into the joint venture company called Yunnan Long Teng Mining Ltd., and a $3,010,000 investment into the joint venture company called Yunnan Western Mining Ltd., by Magnus.

Under the Huidong (Long Teng) agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-

    six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license.  As of July 31, 2005, the Company had advanced $1,730,000 to the joint venture company.  The business license for the joint venture company was approved and issued on July 29, 2004.  Thus, the Company has 36 months from July 29, 2004, to contribute an additional $1,280,000 to the joint venture company to meet its financing requirements, and then all other contributions must be made as per the schedule above.

Under the Mangshi Joint Venture Agreement, Magnus is required to contribute to the joint venture company a total of $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  As of November 30, 2005, the Company had not contributed to Yunnan Western Mining Ltd.  However, since the Letter Agreement with First Fortune Investments Inc. closed on November 25, 2005, the Company has until December 31, 2005, to contribute $500,000 to the Mangshi Joint Venture, and must thereafter make all other required contributions as per the schedule above.

The Company will need to raise additional funds through private placements in order to meet its future investment requirements in the above joint ventures. While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

     The Company's consolidated net loss for the current fiscal year was $3,771,493 or $0.15 per share compared to the previous year’s consolidated net loss of $1,737,327 or $0.08 per share for a net increase of $2,034,166.  The largest expense was related to the cost of exploration licenses acquired for the properties in China. The second largest expense was related to consulting services, performed by True North Management and other consultants in association with closing the formal joint venture agreement, the preliminary joint venture agreement, and the various letters of intent (see “Letters of Intent and Preliminary Agreements”, “Joint Venture Agreements” and “Significant Employees / Consultants”).

    Mineral production and revenue

As we are still a development stage company and in the exploration stage of development on our two Chinese properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

We are committed to contribute at least $1,460,000 to the Long Teng Mining joint venture company within 24 months of July 29, 2004.  This contribution has already been exceeded, and has been used for the ongoing geological testing described above under “Exploration Progress and Future Plans for Huidong Property.”  In addition, the Company is committed to contribute a total of at least $500,000 to the Mangshi Joint Venture by December 31, 2005, and another $1,000,000 by December 31, 2006.  Again, this contribution will be used for the ongoing geological testing described above under “Exploration Progress and Future Plans for Mangshi Property.”  At this preliminary stage, it is difficult to estimate whether the exploration costs will exceed the Company’s total capital commitments required under the joint venture agreements.

      Corporate administration and investor relations

Corporate administrative and investor relations costs were $488,021 in the current fiscal year compared to $177,401 in the previous year, representing an increase of $310,620.   Included in these costs are the costs of an investor relations program started in the year, the cost of setting up the Company’s offices in Vancouver, Canada, Las Vegas, Nevada, London, United Kingdom, and Kunming, China, and business development costs in association with new joint ventures in China.  Also included are travel expenses for executives and geologists to China, travel to various conferences, and other miscellaneous office expenses.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $2,794,801 in the current fiscal year compared to cash uses of $544,567 in the previous year.

The increase of $2,250,234 can be attributed to the administrative increases noted above, the addition of an employee and several consultants, and other costs (legal, etc.) associated with increased business activity (mainly, the procurement and signing of our various joint ventures, preliminary joint ventures, and letters of intent).

Financing Activities

The Company received cash from financing activities of $4,155,805 in the current fiscal year compared to $1,327,254 in the previous year.

Financing activities for the year are described fully above under “Recent Sales of Unregistered Securities”.

The Company is currently receiving additional funds from the exercise of warrants that were issued in the private placement offering of units at $0.50 per unit.  In addition, as of November 30, 2005, the Company has received payment for subscriptions to purchase 311,000 units (each a “Unit”) of the Company at a price of $1.25 per Unit for total proceeds of $388,750.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

Liquidity and Capital Resources

At July 31, 2005, the Company's total assets were $2,233,599 as compared to $838,169 the previous year. Long-term liabilities as of July 31, 2005 totaled $0 as compared to $0 in the previous year.  The Company had working capital of $1,652,235 at July 31, 2005.  The Company has received payment for subscriptions to purchase 311,000 units of the Company (see above under “Financing Activities”), and may do additional financings in the future.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, investor relations and operations (including financial commitments to the Chinese joint venture companies, as described above).

    The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses amounting to $5,585,963 as of July 31, 2005.  As of July 31, 2005, the Company had a total of $1,832,171 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company is in the process of exploring and evaluating its mineral properties and projects and has not yet determined whether these properties contain economically recoverable ore reserves.  The underlying value of the mineral properties is entirely dependent on the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

The financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

     Transactions with Related Parties / Subsequent Events

Joint Ventures

As of September 29, 2004, the formation of the Company’s first joint venture company, Yunnan Long Teng Mining, Ltd. (“Long Teng”) was approved by the Chinese Government and a business license was issued.  The gold and copper exploration license for the Huidong property was successfully transferred from Team 209 to Long Teng on July 27, 2005.  In connection with this successful transfer, Magnus issued Team 209 $500,000 in common shares.  The parties agreed to value the common stock at $1.75 at the time the exploration license had been successfully transferred.  Thus, 285,714 shares were issued to Team 209.

On July 26, 2005, Magnus and First Fortune Investments Inc. entered into a Letter Agreement (the “Letter Agreement”) whereby Magnus agreed to acquire 100% of the issued and outstanding shares of Golden River Resources Inc. (“Golden River”), a private British Columbia company, which was participating in a co-operative joint venture agreement with Team 209 whereby Golden River has the right to earn a 90% interest in Yunnan Western Mining Ltd. (“Western Mining”) pursuant to a co-operative joint venture agreement dated August 29, 2003 (the “Mangshi Joint Venture”).  Team 209 had already successfully transferred an exploration license for the Mangshi Property (113.96 sq. km.) to Western Mining, and Western Mining already had a valid and approved business license.  In addition, Team 209 holds two smaller mining permits within the Mangshi exploration area, which conduct small scale heap leach mining operations.  On October 29, 2005, Magnus (through Western Mining) agreed to purchase these mining permits from Team 209 in exchange for 150,000 common shares in the Company (the “Transfer Agreement”).  Under the Transfer Agreement, the mining license holding the two smaller permits will be transferred to Western Mining and 75,000 of the 150,000 common shares in Magnus will not be issued until the mining license is successfully transferred and all necessary government approvals for the transfer are obtained (the other 75,000 shares are due to be issued within 15 days of executing the Transfer Agreement, but are still contingent on the Letter Agreement between Magnus and First Fortune closing).  On November 25, 2005, the Letter Agreement closed.  The existing heap leach operations will continue to be operated by Team 209 under the Transfer Agreement, but only to a maximum depth of 15 meters, only for a maximum period of 3 years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement.  Magnus maintains an option to purchase the existing estimated resources within the mining license at any time.

Under the two joint venture agreements noted above, assuming Magnus maintains its capital contribution obligations, Magnus will own 90% of each joint venture company, and Team 209 will retain a 10% interest.

Magnus has agreed to use Team 209, where Team 209 has available geologists and staff and where Team 209’s rates for these geologists and staff are competitive with local market rates, for exploration work conducted in connection with both joint venture projects described above.

Kangding Kangma

On December 2, 2004 Magnus agreed to purchase Kangding Kangma Mining Ltd., Co. (“Kangding” or “Kangding Kangma”), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area (“Xintaizi”).  Magnus and Team 209 had planned to form a new joint venture company and apply for all necessary approvals from the Chinese government to begin development of the Xintaizi project.

On December 2, 2004, Mr. Rongjin Yang of Team 209 entered an agreement, on behalf of Magnus, through Yunnan Long Teng Mining Ltd. (“Long Teng”) to purchase Kangding Kangma.  Under the agreement to purchase Kangding, Mr. Yang was to pay, on behalf of Long Teng, with funds advanced by Magnus, RMB 2,100,000 (approximately $253,725 US dollars on December 2, 2004) to Kangding Kangma’s owners (the “Vendors”).  One million one hundred fifty thousand (1,150,000) RMB has been paid to the Vendors, with the remaining RMB 950,000 due on the day the transfer of Kangding Kangma’s equity is successfully registered in the name of Magnus and Team 209 (in proportions of 90% and 10%, respectively) and such transfer is effected and approved under Chinese law.   Once this transfer has been completed, Magnus and Team 209 had intended to form a new joint venture company, and submit all necessary approvals to the Chinese government.  As of October 30, 2005, the equity in Kangding Kangma had been successfully transferred to Mr. Rongjin Yang, acting as agent to Magnus.  However, the subsequent transfer of Kangding Kangma to Magnus and Team 209 was significantly delayed.

While the Company experienced these delays in transferring the equity of Kangding Kagma, the Company conducted some exploration work on the Xintaizi area under the direction of Dr. Paul Taufen.  Dr. Taufen submitted a recommendation in relation to the property to the Company (the “Kangding Kangma Mining License and Xintaizi Prospect Property Recommendation, October 19, 2005).  Dr. Taufen’s recommendation was that, while the limited work done by Magnus had enhanced the value of the Mining License, “underground Au grades encountered do not meet the Au grades believed to be required to support a large scale underground mining operation in this setting”.  He subsequently stated “additional exploration work by Magnus is not recommended”.

The Company approached Team 209 to discuss these findings, and to express some general concerns regarding the slow transfer of the Kangding Kangma equity.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transferring of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding (the “Compensation Agreement”), Magnus, through Long Teng, will receive 1,500,000 RMB within 20 days of execution of the agreement.  From the date of execution of the Compensation Agreement, Team 209 assumes all ownership and liability for Kangding Kangma, and will work with Mr. Yang to complete the equity transfer to Team 209.  In July of 2005, Mr. Yang was replaced by another Team 209 geologist as Deputy Manager of Long Teng in Kunming, China.

Media Services

On September 23, 2005, Magnus entered into a Media Services Agreement with Parker Communication Corporation (“Parker”), whereby for a period of 12 months the Company will contract Parker to supply the facilities and services required to effect a public awareness program with the intention of making the Company’s name and business better known to potential shareholders and institutional investors.  In consideration of services to be performed by Parker and various vendors and sub-contractors retained by it for printing, distributing, including costs of renting mailing lists, copy writers, data processing, postage and other related costs, the Company agreed to pay Parker as follows:

  An initial non-refundable deposit of $100,000 upon execution of the Agreement;

  A two-year option to purchase 250,000 shares of the Company’s common stock at One Dollar and Seventy-Five Cents ($1.75) per share dated as of November 1, 2005, and;

  A two-year option to purchase 250,000 shares of the Company’s common stock at Three Dollars and Fifty Cents ($3.50) per share dated as of November 1, 2005.

     ITEM 7.    FINANCIAL STATEMENTS

    The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

Report of the Independent Registered Public Accounting Firm dated November 15, 2005

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Cash Flows

      Consolidated Statement of Stockholders' Equity (Deficiency)

      Notes to Consolidated Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying notes to consolidated financial statements are an integral part of these statements.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      The Board of Directors and Stockholders of

     Magnus International Resources Inc.

       (formerly Gravity Spin Holdings, Inc.)

      (A development stage company)

We have audited the accompanying consolidated balance sheet of Magnus International Resources Inc. (a development stage company) as of July 31, 2005, the related consolidated statements of stockholders’ equity (deficit), operations and cash flows for the year ended July 31, 2005 and for the period from August 1, 2002 (re-entered into developing stage on June 2, 2003 described in Note 2) to July 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of July 31, 2004 and for the cumulative period from August 1, 2002 to July 31, 2004 were audited by other auditors whose reports dated October 31, 2003 and October 15, 2004 expressed unqualified opinions on those statements.  The financial statements for the period from August 1, 2002 to July 31, 2004 include total revenues and net loss of $nil and $1,814,470 since inception ($77,143 before re-entering into developing stage and $1,737,327 after re-entering into developing stage), respectively.  Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period August 1, 2002 (re-entered into developing stage on June 2, 2003) to July 31, 2005, insofar as it relates to amounts for prior periods through July 31, 2004 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, base on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2005, and the results of its operations and its cash flows for the year ended July 31, 2005, and for the cumulative period from August 1, 2002 (re-entered into developing stage on June 2, 2003) to July 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Vancouver, Canada                                                                            /s/ Ernst & Young LLP

      November 15, 2005                                                                            Chartered Accountants

     MOORE STEPHENS ELLIS FOSTER LTD.

      CHARTERED ACCOUNTANTS

     1650 West 1st Avenue

      Vancouver, BC  Canada   V6J 1G1

      Telephone:  (604) 734-1112  Facsimile: (604) 714-5916

      Website:  www.ellisfoster.com

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Stockholders

     MAGNUS INTERNATIONAL RESOUCES INC. (“the Company”)

     (formerly Gravity Spin Holdings, Inc.)

     (an exploration stage enterprise)

     We have audited the consolidated balance sheet of Magnus International Resources Inc. (formerly Gravity Spin Holdings, Inc.) (an exploration stage enterprise) as at July 31, 2004, and the consolidated statements of operations, cash flows and stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The Company’s consolidated financial statements as of and for the year ended July 31, 2003 were audited by other auditors whose report, dated October 31, 2003, expressed an unqualified opinion on these statements.  The other auditors’ report has been furnished to us, and our report, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has insufficient working capital, has sustained operating loss, and has insufficient capital to continue these sustained losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Vancouver, Canada                                                                                                            “Moore Stephens Ellis Foster Ltd.”

     October 15, 2004                                                                                                                        Chartered Accountants

MS An independently owned and operated member of Moore Stephens North America, Inc.  Members in principal cities throughout North America.

        Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

MAGNUS INTERNATIONAL RESOURCES INC.

      (An Exploration Stage Company)

       Consolidated Balance Sheets

       (Expressed in US Dollars)

        Note 1 – Basis of Presentation – going concern uncertainty

                                       July 31,

                    2005

                    2004

                                                                             ASSETS

        CURRENT ASSETS

           Cash

         $

         1,832,171

         $

         273,455

           Advances receivable and prepaid expenses including
              related party receivable of $87,671 (July 31, 2004 -$nil)
             (Note 6)

         116,046

         56,106

                   Total current assets

         1,948,217

         329,561

           Fixed assets (Note 3)

         285,382

         8,608

          Advance to Joint Venture (Note 4)

         —

         500,000

          Mineral Property Licenses (Note 4)

         —

         —

             Total assets

         $

         2,233,599
         =================

         $

         838,169
         =================

         LIABILITIES AND STOCKHOLDERS’ EQUITY

        CURRENT LIABILITIES

           Accounts payable and accrued liabilities

         $

         295,982

         $

         357,514

        COMMITMENTS (Notes 4 and 10)

        STOCKHOLDERS’ EQUITY

           Common stock (Note 5)
                 Authorized 100,000,000 shares at par value of
                 $0.001   each

                 Issued and outstanding 30,500,018 (2004 - 22,543,200)

         30,500

         22,543

           Subscriptions received

         1,114,650

         1,327,254

           Common stock to be issued
           Additional paid-in capital

         690,000
         5,688,430

         190,000
         755,328

           Accumulated deficit prior to exploration stage

         (77,143)

         (77,143)

           Accumulated deficit during exploration stage

         (5,508,820)

         (1,737,327)

                     Total stockholders’ equity

         1,937,617

         480,655

              Total liabilities and stockholders’ equity

         $

         2,233,599
         =================

         $

         838,169
         =================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.

     (formerly Gravity Spin Holdings, Inc.)

      (An Exploration Stage Company)

      Consolidated Statements of Operations

      (Expressed in US Dollars)

                                     Year Ended July 31,

        2005

        2004

        Exploration
         Stage from
         June 2, 2003
         through
         July 31, 2005

        EXPENSES

           Consulting (Note 6)

         $

         582,611

         $

         334,438

         $

         917,049

           Finder fees (Note 6)

         32,375

         642,000

         674,375

           Legal and professional fees

         146,737

         143,966

         290,703

           Exploration licenses

         1,303,932

         —

         1,303,932

           Geological expenses

         258,630

         —

         258,630

           Salaries and benefits

         138,500

         100,185

         238,685

           Stock-based compensation

         572,650

         276,705

         849,355

           Travel

         248,037

         62,632

         310,669

           Other administrative expenses

         488,021

         177,401

         665,422

                    Total expenses

         3,771,493

         1,737,327

         5,508,820

                    Net loss for the year

         $

         (3,771,493)
         =============

         $

         (1,737,327)
         ============

         $

         (5,508,820)
         ============

        Net loss per common share – basic and diluted:

           Net loss for the year

         $

         (0.15)
         =============

         $

         (0.08)
         ============

        Weighted average number of common stock
        outstanding

         24,599,234
         =============

         22,106,042
         ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.

       (formerly Gravity Spin Holdings, Inc.)

        (An Exploration Stage Company)

        Consolidated Statements of Cash Flows

        (Expressed in US Dollars)

        Year Ended July 31,

        2005

        2004

         Exploration
         Stage
         through July 31,
         2005

        Cash and cash equivalent from (used in) operating
        activities:

           Net loss

         $

         (3,771,493)

         $

         (1,737,327)

         $

         (5,508,820)

           Adjustments to reconcile net (loss) to net cash used in
           operating activities:

                 Stock-based compensation

         572,650

         276,705

         849,355

                 Stock issued/allotted for services and licenses

         500,000

         614,000

         1,114,000

                 Depreciation

         25,634

         647

         26,281

                 Net change in operating assets and liabilities:

                 Advances receivable and prepaid expenses

         (59,940)

         (56,106)

         (116,046)

                 Accounts payable and accrued liabilities

         (61,532)

         357,514

         295,982

           Net cash and cash equivalent used in operating
           activities

         (2,794,801)

         (544,567)

         (3,339,248)

        Cash and cash equivalent from (used in) investing activities:

           Advance from (to) joint venture company

         500,000

         (500,000)

         —

           Purchase of capital assets

         (302,408)

         (9,255)

         (311,663)

           Net cash and cash equivalent from (used in) investing
           activities

         197,592

         (509,255)

         (311,663)

        Cash and cash equivalent from financing activities:

           Subscriptions received

         3,535,805

         1,327,254

          4,863,059

           Warrants exercised

         620,000

         —

         620,000

           Net cash and cash equivalent from financing activities

         4,155,805

         1,327,254

          5,483,059

        Increase in cash and cash equivalent

         1,558,716

         273,432

         1,832,148

        Cash and cash equivalent, beginning of year

         273,455

         23

         23

        Cash and cash equivalent, end of year

         $

         1,832,171
         =============

         $

         273,455
         =============

         $

         1,832,171
         ===============

        Non-cash transactions:

        Common stock issued/ allotted for services and
        exploration license

         $

         500,000
         =============

         $

         614,000
         =============

        Supplemental disclosure of cash flow information:

           Interest paid

         $

         —
         =============

         $

         —
         =============

           Income taxes paid

         $

         —
         =============

         $

         —
         =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.

         (formerly Gravity Spin Holdings, Inc.)

          (An Exploration Stage Company)

          Consolidated Statements of Stockholders’ Equity from July 31, 2002

           (Expressed in US Dollars)

        Common
        Stock

        Amount

        Subscription
        received

        Common
        Stock to
        be Issued

        Cumulative
        Other
        Comprehensive
        Income (loss)

        Additional
        Paid-in
        Capital

        Deficit
        Accumulated
        During
        Exploration
        Stage

        Deficit
        Accumulated
        Prior to
        Exploration
        Stage

        Stockholders’
        Equity

        Balance July 31, 2002

         21,543,200

         $

         21,543

         $

         —

         $

         —

         $

         2,362

         $

         59,008

         $

         —

         $

         (109,417)

         $

         (26,504)

        Capital contributed by
        shareholder

         —

         —

         —

         —

         —

         3,086

         —

         —

         3,086

        Disposition of paid-in capital
        for subsidiary sold

         —

         —

         —

         —

         —

         (6,471)

         —

         —

         (6,471)

        Net income for the year

         (2,362)

         —

         32,274

         29,912

        Balance July 31, 2003

         21,543,200

         $

         21,543

         $

         —

         $

         —

         $

         —

         $

         55,623

         $

         —

         $

         (77,143)

         $

         23

        Shares issued as finder’s fees
        in connection with a letter
        of intent, December 31,
        2003

         200,000

         200

         —

         —

         —

         79,800

         —

         —

         80,000

        Shares issued as finder’s fees
        in connection with two
        letters of intent, January 15,
        2004

         400,000

         400

         —

         —

         —

         171,600

         —

         —

         172,000

        Shares issued as consulting
        fees,  ranging from $0.26 to
        $0.54 per share, between
        November 30, 2004 and
        February 29, 2004

         400,000

         400

         —

         —

         —

         171,600

         —

         —

         172,000

        200,000 Shares allotted as a
        finder’s fee in connection with
        a joint venture agreement,
        July 6, 2004

         —

         —

         —

         190,000

         —

         —

         —

         —

         190,000

        Shares subscription received

         —

         —

         1,327,254

         —

         —

         —

         —

         —

         1,327,254

       The accompanying notes to consolidated financial statements are an integral part of these statements.

       Stock-based  compensation

        —

        —

        —

        —

        —

        276,705

        —

        —

        276,705

       Net loss for the year

        —

        —

        —

        —

        —

        —

        (1,737,327)

        —

        (1,737,327)

       Balance July 31, 2004

        22,543,200

        $

        22,543

        $

        1,327,254

        $

        190,000

        $

        —

        $

        755,328

        $

        (1,737,327)

        $

        (77,143)

        $

        480,655

       Share subscriptions received

        —

        —

        3,535,805

        —

        —

        —

        —

        —

        3,535,805

       Stock Based compensation

        —

        —

        —

        —

        —

        572,650

        —

        —

        572,650

       Shares Issued pursuant to units
       subscribed

        7,336,818

        7337

        (3,748,409)

        —

        —

        3,741,072

        —

        —

        —

       Exercise of Warrants ($1.00)

        620,000

        620

        —

        —

        —

        619,380

        —

        —

        620,000

       285,714 shares allotted in
       return pursuant to agreement
       to issue $500,000 worth of
       shares upon transfer of
       exploration licence

        —

        —

        —

        500,000

        —

        —

        —

        —

        500,000

       Net loss for the year

        —

        —

        —

        —

        —

        —

        (3, 771,493)

        (3,771,493)

       Balance July 31, 2005

        30,500,018
        =========

        $

        30,500
        =======

        $

        1,114,650
        =========

        $

        690,000
        ========

        $

        —
        ==========

        $

        5,688,430
        =========

        $

        (5,508,820)
        =========

        $

        (77,143)
        =========

        $

        1,937,617
        ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.

     (An Exploration Stage Company)

      Notes to Consolidated Financial Statements

      July 31, 2005

      (Expressed in US Dollars)

1. BASIS OF PRESENTATION – GOING CONCERN UNCERTAINTY

    These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses amounting to $5,585,963 as of July 31, 2005.  As of July 31, 2005, the Company had a total of $1,832,171 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

    The Company is in the process of exploring and evaluating its mineral properties and projects and has not yet determined whether these properties contain economically recoverable ore reserves.  The underlying value of the mineral properties is entirely dependent on the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

    These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

    2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This summary of significant accounting policies of Magnus International Resources, Inc. (an Exploration Stage Company) (hereinafter referred to as the “Company”) is presented to assist in understanding the Company’s consolidated financial statements.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

    Organization and Description of Business

    The Company was incorporated as Gravity Spin Holdings, Inc. in the State of Nevada on April 4, 2001. On June 30, 2001, the Company acquired all the outstanding stock of Gravity Spin, Inc. (“Gravity Spin”, formerly E-Fusion ATP Inc.), a company incorporated on March 3, 2000 in Canada, by issuing 10,000,000 shares of its common stock.  Gravity Spin engaged in advertising, sales promotion, graphic design, branding, new media, and design services principally in Canada.  The two companies were under common control.  Prior to the acquisition, the Company had only nominal assets and liabilities. The transaction was treated

MAGNUS INTERNATIONAL RESOURCES INC.

      (An Exploration Stage Company)

       Notes to Consolidated Financial Statements

       July 31, 2005

       (Expressed in US Dollars)

as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The Company sold its subsidiary, Gravity Spin, Inc., on June 2, 2003.

    Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 4).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2005.

    The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of July 31, 2005.

    Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

    On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The company owns 100% of the issued shares of Long Teng as at July 31, 2005. Under the terms of the joint venture agreement the Company’s interest in Long Teng will be reduced to 90%, as described in Note 4.  The activities of Long Teng are governed by the joint venture agreement.

    In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

    Principles of Consolidation

    The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries and joint ventures, Long Teng, Gravity Marketing, Magnus BVI and Magnus HK.  All significant inter-company balances and transactions are eliminated.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

Cash and Cash Equivalents

    Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2005 and 2004, the Company did not have any cash equivalents.

    Mineral Properties and Exploration Expenses

    Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production.  As at July 31, 2005, the Company did not have proven or probable reserves.

    Asset Retirement Obligations

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

    The Company has not recorded any asset retirement obligation to date as the amounts, if any, are not significant at this time.  In the future, the Company may have asset retirement obligations in respect of the mineral properties in China. Under Chinese law, companies with exploration licences may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed.

    Fixed Assets

    Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

    Computer equipment                                                                3 to 5 years

    Computer software                                                                   3 years

    Field equipment                                                                        5 years

    Leasehold improvements                                                           2 years

    Office furniture and equipment                                                   5 years

    Vehicles                                                                                   10 years

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

Advertising Expenses

    Advertising expenses are expensed as incurred.  Advertising and promotional expense incurred by the Company for year ended July 31, 2005 was $25,021 (2004 - $nil).

    Foreign Currency

    The parent company’s operations are located in Canada.  It maintains both U.S. Dollar and Canadian Dollar bank accounts.  Transactions in foreign currencies are translated into the functional currency, which is U.S. Dollars, at the rate in effect at the time of the transaction. Monetary assets and liabilities denominated in the foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.  Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

    The foreign subsidiary’s integrated operations are located in China, and it maintains its accounting records in Chinese Renminbi Yuan.  The monetary assets and liabilities of the subsidiary are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses are translated at the average exchange rate.  The resulting foreign exchange gains and losses that arise from exchange rate fluctuations are included in the results of operations.

    Use of Estimates

    The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.    Actual results could differ from those estimates.

    Loss Per Share

    Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the years ended July 31, 2005 and 2004 because common stock equivalents consisting of options to acquire 4,330,000 (2004 – 4,000,000) shares of common stock and warrants to acquire 7,256,818 (2004 – nil) shares of common stock that are outstanding at July 31, 2005 and 2004 are anti-dilutive, however, they may be dilutive in future.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

Fair Value of Financial Instruments

     The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

     The carrying value of cash, advances receivable, accounts payable and accrued liabilities approximate their fair value.

     The Chinese Renminbi is not a freely convertible currency.  Future exchange rates of Renminbi could vary significantly from the current or historical exchange rates as a result of controls that could be imposed by the Chinese government.  The exchange rates of Renminbi are affected by changes in the Chinese government policies.  The exchange rates of Renminbi are also affected by economic developments and political changes domestically and internationally, and supply and demand of Renminbi.

     The official exchange rate for the conversion of Renminbi to US Dollars has generally been stable throughout the previous year and the current period until July, when the Chinese government permitted the Renminbi to appreciate against the US Dollar by approximately 2%.  As the Company incurs some expenses in Renminbi, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.

     Financial instruments that potentially subject the Company to concentration of credit risks consist principally of cash and advances, the balances of which are stated on the consolidated balance sheet.  The Company places its cash in high credit quality financial institutions.  The Company does not believe they require collateral or other security to support financial instruments subject to credit risks.

     Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.  During the year ended July 31, 2005, the Company has no comprehensive income other than net income (loss).

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

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

    Impairment of Long-Lived Assets

    The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at July 31, 2005 and 2004, the Company does not believe any adjustment for impairment is required.

    Stock-Based Compensation

    As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123) and as amended by No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company continues to account for stock options granted to its employees and directors using the intrinsic value method of accounting, as prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations.  Under the intrinsic value method, no compensation expense is recorded if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant.  As the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized under APB25.

    Compensation expense is recorded in accordance with APB 25 (interpreted by FIN 44) for the intrinsic value of options held by individuals who changed status from non-employee to employee during the year. Options issued to non-employees are recorded in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

    The Company has a stock-based compensation plan that is described more fully in Note 7.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

New Accounting Pronouncements

    In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123 (R), only certain pro-forma disclosures of fair values were required.  SFAS 123 (R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS No. 123 (R) will increase the net loss for the year ended July 31, 2005 by $419,517 (2004 - $192,038) and will increase additional paid-in-capital as of July 31, 2005 by $419,517 (2004 - $192,038) (Note 7).

    In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions”.  SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of FASB No. 153 will not have a material impact on the Company’s consolidated financial statements.

    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

3. FIXED ASSETS

     Fixed assets consist of the following:

                 2005

                 2004

       Computer equipment

       $

       41,444

       $

       -

       Computer software

       10,264

       -

       Field equipment

       32,752

       -

       Leasehold improvements

       8,264

       -

       Office furniture and equipment

       21,583

       9,255

       Vehicles

          197,356

                       -

       311,663

       9,255

       Less: Accumulated depreciation

              26,281

                   647

       $

       285,382
        ========

       $

       8,608
        ========

   4. MINERAL PROPERTIES AND JOINT VENTURES

   To July 31, 2005, the Company had entered into the following material agreements to acquire certain mineral properties and exploration licenses in China.

   Yunnan Long Teng Mining Ltd.

   On July 6, 2004, the Company entered into a formal Cooperative Joint Venture Contract (“JV Agreement”) with Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China ("Team 209") to form a new joint venture company called Yunnan Long Teng Mining Ltd. (“Long Teng”), a Chinese corporation.  Long Teng will carry out mineral exploration and development in Luquan county, Yunnan province and Huidong county, Sichuan province, China.  Under the terms of the JV Agreement, the Company will contribute $5,000,000 as an equity investment into Long Teng over the next four (4) years and Team 209 will transfer certain gold and copper exploration licenses to Long Teng in return for US$678,513 (RMB5,500,000) and a 10% interest in Long Teng.  Upon initial capital contributions by the Company and the transfer of the exploration licenses by Team 209, the Company will own a 90% interest in Long Teng.  Subject to certain conditions precedent being satisfied, the Company is required to contribute $5,000,000 as follows:

  not less than $460,000 within three months after the issuance of the business license;

  $1,000,000 within twenty-four months after the issuance of the business license;

  $1,550,000 within thirty-six months after the issuance of the business license; and

  an additional $1,990,000 within forty-eight months after the issuance of the business license, if required, based on the results of the exploration by Long Teng.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

If further funding is required for carrying out more exploration and development activities, the Company will be responsible for providing such funding.  Team 209 will remain a 10% owner of Long Teng.

    The Company was required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the issuance of the business license of Long Teng, the joint venture company, and the completion of transfer of exploration licenses for the two joint venture properties ($250,000 in shares for successful transfer of the Luquan property license and $500,000 in shares for the successful transfer of the Huidong license, respectively).  On September 29, 2004, the JV Agreement was approved by the Chinese Government and a business license for Long Teng Mining Ltd. was issued.    The exploration license for one of the two properties covered by the Joint Venture Agreement (Huidong) was successfully transferred into the Joint Venture Company, Long Teng, on July 27, 2005.  In connection with this successful transfer, Magnus issued Team 209 $500,000 in common shares.  The parties agreed to value the common stock at $1.75 at the time the exploration license had been successfully transferred after July 31, 2005 (Note 10).  Thus, 285,714 shares were allotted to Team 209 as of July 31, 2005.

     The Company recognized expenses in the amount of $1,164,906 in the year in relation to the Huidong license, consisting of US$664,906 (RMB5,500,000) paid in cash and US$500,000 worth of common shares alloted as of July 31, 2005.

    In July and August of 2005, the Board of Directors gathered all available geological information surrounding the Luquan property, and upon consultation with senior Company geologists, it was determined that the Company’s resources would be better expended on the exploration of the Company’s two core projects and in seeking out other prospective properties.  After consultation with Team 209, it was agreed that Team 209 would not transfer the Luquan exploration license to Long Teng Mining, and that the Luquan property would not be explored by Long Teng Mining.

    The Company agreed to pay a finder’s fee of 200,000 shares of its common stock valued at $190,000 and $200,000 cash to a corporation. The finder’s fee, totaling $390,000, was expensed in 2004.  As of July 31, 2005, the 200,000 shares allotted remained unissued.

    Yunnan Western Mining, Ltd.

    On July 26, 2005, Magnus and First Fortune Investments Inc. entered into a Letter Agreement (the “Letter Agreement”) whereby  Magnus agreed to acquire 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which is owned by First Fortune Investments Inc., and which

MAGNUS INTERNATIONAL RESOURCES INC.

        (An Exploration Stage Company)

         Notes to Consolidated Financial Statements

         July 31, 2005

         (Expressed in US Dollars)

was participating in a co-operative joint venture with Team 209 pursuant to an agreement dated August 29, 2003 (the “Mangshi Joint Venture”), between Golden River and Team 209.

    Under the Mangshi Joint Venture, Golden River and Team 209 formed a Sino-foreign joint venture company, Yunnan Western Mining Ltd. (“Western Mining”).  The Mangshi Joint Venture gives Golden River the right to earn a 90% interest in Western Mining, which holds a mineral exploration license comprising approximately 114 square kilometers.  The license is located in the Luxi Gold Belt in the western part of Yunnan Province, People’s Republic of China, and the property is known as the Mangshi Property (“Mangshi”).

    Pursuant to the Letter Agreement, Magnus agrees to acquire 100% of the shares of Golden River from First Fortune Investments Inc. (“First Fortune”) (TSX Venture Exchange - FRF) for a total consideration of up to $400,000.  The Company agreed to put $400,000 in trust with its legal counsel, of which up to $100,000 will be released directly to Team 209 on behalf of First Fortune towards Golden River’s outstanding debt owing to Team 209 with respect to operating costs of Western Mining to date.  Furthermore, $200,000 is to be released to First Fortune upon receipt of all necessary government approvals having been received by Team 209 and Golden River with respect to: (a) the transfer of 100% of the shares of Golden River to the Company; and (b) for certain amendments to the Joint Venture and specifically allowing the Company additional time to make certain required capital contributions under the Joint Venture.  Moreover, under the Letter Agreement the Company has also agreed to pay $100,000 to First Fortune on or before the day that is 12 months from the closing date of the Letter Agreement, which closing date is to be a day on or before the third day after the government approvals and amendments to the Joint Venture have been satisfied.

    Upon closing the Letter Agreement, the Company will assume all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture.  The terms of the Mangshi Joint Venture will require the Company to expend, through its Sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years.  The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, will require the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company.  Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209. (Note 10)

    No payments were made as of July 31, 2005.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

5. COMMON STOCK

    Effective May 4, 2004, the Company increased its authorized share capital from 25,000,000 shares to 100,000,000 shares and approved a two for one forward stock split. All references in the accompanying financial statements to the number of common stock outstanding and per share amounts have been restated to reflect the stock split.  The subscription agreements for common stock, warrants and piggyback warrants described below have been adjusted as to shares and share prices corresponding to the stock split.

    During the year, the Company issued in aggregate 7,176,818 units (each a “Unit”) under a private placement at $0.50 per Unit.  Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company at a price of $1.00 per share until July 31, 2005 and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until January 9, 2006, only if the holder thereof first exercises the share purchase warrants.   During the year 620,000 of the share purchase warrants were exercised.

    The Company has further approved extending the expiry date of the $2.00 piggyback warrants attached to the aforementioned private placement offering of units from January 9, 2006 to September 30, 2006, effective November 1, 2005.

    During the year the Company issued 160,000 units (each a “Unit”) under a private placement at $1.00 per Unit.  Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share until May 25, 2007.

    Warrants outstanding and exercisable as of July 31, 2005:

       Exercise price

            Unit of warrant

                            Expiry date

       $1

       6,556,818

       January 9, 2006

       $2

       620,000

       September 30, 2006

       $2

       80,000

       May 25, 2007

   The Company subsequently extended the exercise date for the $1 warrant attached to the units sold in the private placement from October 31, 2005 to January 31, 2006.  (Note 10)

   Pursuant to Chinese company law applicable to foreign investment companies, the Company’s subsidiary is required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the subsidiary, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

liquidation.  As the Company and its subsidiary have recorded losses to date, no appropriation to the dedicated reserves was made.

    Pursuant to the same Chinese company law, the Company’s subsidiary is required to transfer at the discretion of its board of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As the Company and its subsidiary have recorded losses to date, no transfer to the staff welfare and bonus fund was made.

    6. RELATED PARTY TRANSACTIONS

    Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

    In 2005, the Company paid $120,000 (2004 - $90,000) to the chief executive officer of the Company for consulting services rendered.

    As of July 31, 2005 the Company has an advance receivable of $87,671 (2004 - $nil)  from a company controlled by a director of LongTeng and paid that company $nil (2004 - $390,000) in finder fees. (Note 4)

    The Company entered into a consulting agreement (the “Agreement”) with an individual who was subsequently appointed as a director of Long Teng in September 2004.  Pursuant to the Agreement, the Company pays a fee of $10,000 per month.  The Agreement has a term of two years expiring on February 28, 2006.  During the year ended July 31, 2005, the Company incurred $120,000 (2004 – nil) in consulting fees under the terms of the Agreement.

    The Company also paid $96,000 (2004 - $nil) to a relative of a director of the Company for consulting services rendered and paid $5,000 (2004 - $nil) to a director for consulting services rendered.

    In 2005, the Company paid $18,000 (2004 - $10,054) in directors’ fees to two directors who resigned in February 2005.

    7.  STOCK-BASED COMPENSATION

    The Company’s 2004 Stock Option Plan (the “Plan”) allows the Company to award stock options for up to 6,000,000 shares to its directors, officers, employees, and consultants.  The plan is administered by the Company’s Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

During the year ended July 31, 2004, 4,000,000 (post-split) stock options were granted under the Plan with the exercise price of $0.50 per share, being the market price at the time of the grant.  Of these options, 1,660,000 were issued to directors and employees and 2,340,000 were issued to consultants.

    166,667 of 4,000,000 options vested on February 1, 2004 (the “Initial Vesting Date”) with the reminder to vest in equal monthly proportions over a period of twenty-three (23) months from the Initial Vesting Date.  The options expire on January 26, 2009.

    During the year ended July 31, 2005, 390,000 (post-split) stock options were granted under the Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 130,000 were issued to directors and employees and 260,000 were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  The options expire on February 18, 2010.  60,000 stock options granted to a consultant were forfeited after April 2005.

MAGNUS INTERNATIONAL RESOURCES INC.

        (An Exploration Stage Company)

         Notes to Consolidated Financial Statements

         July 31, 2005

         (Expressed in US Dollars)

A summary of the Company’s stock option activities is presented below:

        Employee/
        Director Options

        Non-employee
        Options

        Weighted
        Average
        Exercise
        Price

       Options Outstanding,
         July 31, 2002 and 2003

        —

        —

        $

        —

                Options granted:

        1,624,000

        2,376,000

        0.50

       Options Outstanding, July 31, 2004

        1,624,000

        2,376,000

        0.50

                Options granted:

        130,000

        260,000

        1.60

       Options held by individuals         who changed status from  consultant to employee

        322,000

        (322,000)

        0.50

                Options forfeited

        —

        (60,000)

        1.60

       Options Outstanding, July 31, 2005

        2,076,000
        =============

        2,254,000
        ============

        $

        0.59
        =========

   Outstanding options vest as follows:

        Range of
              Exercise Prices

        Number

        Weighted
        Average
        Exercise

       Vested at July 31,

        High

        Low

        Of Shares

        Price

       2005 and earlier

        1.60

        0.50

        3,045,833

        $

        0.52

       2006

        1.60

        0.50

        1,110,000

        $

        0.61

       2007

        1.60

        1.60

        110,000

        $

        1.60

       2008

        1.60

        1.60

        64,167

        $

        1.60

        4,330,000
        ==============

   If not previously exercised or canceled, options outstanding at July 31, 2005 will expire as follows:

        Range of
             Exercise Prices

        Number

        Weighted
        Average
        Exercise

       Expiry Date

       High

       Low

       of Shares

       Price

       Year Ending July 31,

       2009

       0.50

       0.50

        4,000,000

        $

        0.50

       2010

       1.60

       1.60

        330,000

        $

        1.60

        4,330,000
        =============

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

The fair values of the options granted during the years of 2005 and 2004 were estimated at $1.05 per share and $0.47 per share, respectively, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

             2005

             2004

       Volatility:

       80%

       256%

       Risk-free interest rate:

       3.13%

       2.54%

       Dividend yield:

       --

       --

       Expected lives  (years):

       5

       5

   Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

   The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123:

                          2005

                             2004

       Net loss, as reported

        $  (3,771,493)

        $  (1,737,327)

       Deduct: Total stock-based employee compensation  expenses

        (419,517)

        (192,038)

       Net loss, Pro-forma

        $ (4,191,010)
        ============

        $ (1,929,365)
        ==============

       Loss per share:

         Basic and diluted, as reported

        $         (0.15)
        ============

        $         (0.08)
        ==============

         Basic and diluted, pro-forma

        $         (0.17)
        ============

        $         (0.08)
        ==============

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

8.  INCOME TAXES

    The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The company had no income tax expense during the reported periods due to net operating losses.

    A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

                 2005

                 2004

       Loss for the period

        $

        (3,771,493)

        $

        (1,737,327)

       Average statutory tax rate

        35%

        35%

       Expected income tax provision

        $

        (1,320,023)

        $

        (608,064)

       Impact of tax rate difference in foreign jurisdiction

        34,393

        --

       Non-deductible stock-based compensation

        200,428

        96,847

       Exploration license acquired through stock allotment

        165,000

        --

       Tax basis of deferred expenses in excess of book cost

        402,482

        --

       Unrecognized tax losses

        517,720

        511,217

       Income tax expense

        $
         ===

        --
         ===========

        $
        ===

        --
        ===========

   Significant components of deferred income tax assets are as follows:

                 2005

                 2004

       Net operating losses carried forward in United States

        $

        517,720

        $

        --

       Excess of tax basis over book cost of deferred
       expenses in China

                402,482

                            --

       Valuation allowance

        (920,202)

        --

       Net deferred income tax assets

        $
         ===

        -
         ===========

        $
        ====

        --
        ===========

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

The Company has net operating losses carried forward of $1,479,000 for United States tax purposes which will expire in 2025 if not utilized.

    9. SEGMENTED INFORMATION

    The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

                                                                                        July 31, 2005               July 31, 2004

    Canada                                                                          $ 1,495,564                   $  338,169

    United States                                                                                  --                                 --

    China                                                                                   738,036                       500,000

    Total                                                                            $   2,233,599              $      838,169

                                                                                        ==========             ==========

    10. SUBSEQUENT EVENTS

    Yunnan Western Mining, Ltd.

    On July 26, 2005, Magnus entered into a Letter Agreement (the “Letter Agreement”) to acquire 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was participating in a Co-operative Joint Venture pursuant to an agreement dated August 29, 2003 (the “Mangshi Joint Venture”), between Golden River and Brigade 209 of the Nuclear Industry of Yunnan Province, People’s Republic of China (“Team 209”).  For more information regarding this transaction, see under Note 4 above, “Mineral Properties and Joint Ventures, Yunnan Western Mining Ltd.”

    Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine) in exchange for 150,000 shares of common stock of the Company.  Under the mining license transfer agreement (the “Transfer Agreement”), the mining license

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

holding the permits will be transferred to Western Mining (the joint venture company holding the larger exploration license) and 75,000 of the 150,000 shares of common stock of the Company will not be issued until the mining license is successfully transferred and all necessary government approvals for the transfer are obtained (the other 75,000 shares are due to be issued within 15 days of executing the Transfer Agreement, but are still contingent on the Letter Agreement between Magnus and First Fortune Investments Inc. closing).  The existing heap leach operations will continue to be operated by Team 209 under the Transfer Agreement, but only to a maximum depth of 15 meters, only for a maximum period of 3 years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement.  Magnus maintains an option to purchase the existing estimated resources within the mining license at any time.

The acquisition of Golden River is expected to be completed on November 25, 2005.

    Kangding Kangma Mining Ltd.

    On December 2, 2004 Magnus agreed to purchase Kangding Kangma Mining Ltd., Co. (“Kangding” or “Kangding Kangma”), of Sichuan Province, China, which owns a mining license for approximately 3 square kilometers in Sichuan Province known as the Xintaizi mining area (“Xintaizi”).  Magnus and Team 209 had planned to form a new joint venture company and apply for all necessary approvals from the Chinese government to begin development of the Xintaizi project.

    Under the agreement to purchase Kangding Kangma, the Company was to pay, on behalf of Long Teng, RMB 2,100,000 (approximately $253,725 US dollars) to Kangding Kangma’s owners (the “Vendors”).  One million one hundred fifty thousand 1,150,000 RMB (about US$139,026) has been paid to the Vendors as of July 31, 2005, with the remaining RMB 950,000 due on the day the transfer of Kangding Kangma’s equity is successfully registered in the name of Magnus and Team 209 (in proportions of 90% and 10% respectively) and such transfer is effected and approved under Chinese law.   As of October 30, 2005, the equity in Kangding Kangma had been successfully transferred to the Deputy General Manager of Long Teng, acting as agent to Magnus.  However, the subsequent transfer of Kangding Kangma to Magnus and Team 209 was significantly delayed.

    Initial exploration work conducted by the Company indicated ore grades in the Xintaizi area were insufcient to justify further exploration.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transfer of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding, Magnus, through Long Teng Mining, will receive 1,500,000 RMB within 20 days of execution of the Compensation Agreement.  From the date of execution of the Compensation Agreement, Team 209 will assume all ownership and liability for Kangding Kangma.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

Service Agreement

    On September 23, 2005, the Company entered into a service agreement (‘Agreement”) with Parker Communication Corporation (“Parker”).  In consideration of the services to be performed by Parker and various vendors and sub-contractors retained by it for printing, distributing and other related costs, the Company agrees to pay Parker, which includes payment of Parker’s overhead incurred and profit in connection with performance of this Agreement as follows:

(A)  An initial non-refundable deposit of $100,000 upon execution;

     (B)  A two-year option to purchase 250,000 shares of the Company’s Common Stock at One Dollar and Seventy-Five Cents ($1.75) per share dated as of November 1, 2005;

     (C)   A two-year option to purchase 250,000 shares of the Company’s Common Stock at Three Dollars and Fifty Cents ($3.50) per share dated as of November 1, 2005;

     (D)  An agreed-upon industry standard per-piece price of Eighty-nine Cents ($.89) for each direct mailing or other piece payable as follows: 50% of monies owed within 30 days of the execution of this agreement, balance of monies owed prior to public distribution, and out of those payments Parker is responsible for paying all vendors, printing and distribution costs related directly to that distribution; and

     (E)   Reimbursement of out-of-pocket disbursements not directly related to (D) above within 15 days of receipt of documentation from Parker.

Increase of Warrant Exercise Price

    Effective August 1, 2005, the Company approved to extend expiry date of the $1 warrants attached to the units sold in the private placement (Note 5) from July 31, 2005 to October 31, 2005, in order to raise additional capital for the Company's exploration programs in China.   To encourage earlier exercise of such warrants, there is also an increase of the exercise price of such $1 warrants, by US$0.025 each month starting on August 1, 2005. This increase results in an exercise price of $1.025 on August 1, 2005, $1.05 on September 1, 2005, and $1.075 on October 1, 2005.

    Effective November 1, 2005, the Company approved to extend expiry date of the $1 warrants attached to the units sold in the private placement (Note 5) from October 31, 2005 to January 31, 2006, in order to raise additional capital for the Company's exploration programs in China.   To encourage earlier exercise of such warrants, there is also an increase of the exercise price of such $1 warrants, by US$0.025 each month starting on November 1, 2005.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

This increase results in an exercise price of $1.10 on November 1, 2005, $1.125 on December 1, 2005, and $1.15 on January 1, 2006.

    Issuance of Common Shares and Exercise of Warrants

  On August 12, 2005, the Company issued 133,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $133,000.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.

  On August 18, 2005, the Company issued 30,000 Units (each a “Unit”) due to the partial closing of the Company’s private placement at $1.00 per Unit for total proceeds of $30,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrants allowing the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share for a period of two years from the date of issuance of the warrants.

  On August 18, 2005, the Company issued 726,800 Units (each a “Unit”) due to the closing of the Company’s private placement at $0.50 per Unit for total proceeds of $363,400.  Each Unit consists of one share of common stock of the Company, one share purchase warrant to purchase one additional share of common stock of the Company at a price of $1.00 per share until July 31, 2005 (which has been extended to January 31, 2006 with a slight price increase each month), and one piggyback warrant to purchase one additional share of common stock of the Company at $2.00 per share until September 30, 2006, only if the holder thereof first exercises the share purchase warrants.

  On August 26, 2005, the Company issued 285,714 shares (each a “Share”) in accordance with the terms of the Co-operative Joint Venture Contract between the Company and Geology Brigade 209 of the Nuclear Industry of Yunnan Province, China for the establishment of Long Teng Mining Ltd., dated July 6, 2004.

  On September 6, 2005, the Company issued 220,000 Units (each a “Unit”) due to the partial closing of the Company’s private placement at $1.00 per Unit for total proceeds of $220,000.

  On September 14, 2005, the Company issued 150,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $150,000.

MAGNUS INTERNATIONAL RESOURCES INC.

       (An Exploration Stage Company)

        Notes to Consolidated Financial Statements

        July 31, 2005

        (Expressed in US Dollars)

  On October 5, 2005, the Company issued 10,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $10,000.

  On October 31, 2005, the Company issued 40,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.00 per Share and 11,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.10 per Share for total proceeds of $52,100.

  On November 4, 2005, the Company issued 63,137 shares (each a “Share”) to four individuals/entities in connection with the exercise of warrants at a price of $1.075 per Share for total proceeds of $67,872.28.

    ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

  Our principal independent accountant from January 9, 2004 to May 3, 2005, was Ellis Foster Ltd., Chartered Accountants.  On May 3, 2005, Ellis Foster Moore Stephens (“Ellis Foster”), Chartered Accountants, entered into a transaction with Ernst & Young LLP (Canada) under which certain assets of Ellis Foster were sold to Ernst & Young and the professional staff and partners of Ellis Foster joined Ernst & Young either as employees or partners of Ernst & Young and carried on their practice as members of Ernst & Young.  Ellis Foster will complete any audit engagement that is currently in process, and following a transition and engagement process, Ernst & Young will be in position to be recognized as the Company’s auditor on a going-forward basis.

   ITEM 8A.    CONTROLS AND PROCEDURES.

  As of the end of the period covered by this Annual Report, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

  In June of 2005, the Magnus Board of Directors implemented the following financial controls on Long Teng Mining, its operating subsidiary in China:

    The acting Manager for Long Teng Mining, Mr. Anthony Tam, was to be the only member of the Long Teng Board to have signing authority (or the Chinese equivalent) over Long Teng accounts;

    Either the General Manager or Deputy General Manager can approve expenditures under US$150;

    Both the General Manager and Deputy General Manager need to approve expenditures from US$151 to US$1000, and;

    The General Manager and either the Chairman of Long Teng Mining (Graham Taylor) or the other Magnus director (Peter Smith) and the Deputy General Manager or the Deputy Chairman need to approve any expenditures above US$1000.

  There have been no other significant changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

   ITEM 8B.    OTHER INFORMATION.

  The Company inadvertently did not report on a Form 8-K the information about the change in the principal independent accountant for the Company from Ellis Foster, Chartered Accountants to Ernst & Young LLP (Canada), which is discussed in Item 8 “Change in and Disagreement with Accountants on Accounting and Financial Disclosure”, hereinabove.

  In addition, the Company inadvertently did not report on a Form 8-K the following unregistered sales of the following equity securities:

   On September 14, 2005, the Company issued 150,000 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $150,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.

  On October 5, 2005, the Company issued 10,000 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $10,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.

  On October 31, 2005, the Company issued 51,000 shares (each a “Share”) to three individuals in connection with the exercise of warrants at a price of $1.00 for 40,000 Shares and at a price of $1.10 for 11,000 Shares for total proceeds of $52,100.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

  On November 4, 2005, the Company issued 63,137 shares (each a “Share”) to four individuals/entities in connection with the exercise of warrants at a price of $1.075 per Share for total proceeds of $67,872.28.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.

  The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

  PART III

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Current Directors and Executive Officers

       As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

    NAME                                             AGE                                OFFICES HELD

    Graham Taylor                                   36                                     President, CEO, CFO, Secretary, Treasurer and a Director

    Pete Smith                                         35                                     Director, Vice President of Corporate Affairs

    Steven (Sek Toh) Tan                        70                                     Director
  Dr. Paul Taufen (1)                            53                                      Director

    (1)                Dr. Paul Taufen was appointed as a director of the Company on November 25, 2005.

    The Directors hold their positions until the next annual general meeting of Magnus's shareholders or until their successors are duly elected and qualified.  Magnus's executive officers serve at the pleasure of the Board of Directors.

    The backgrounds of our directors and executive officers are as follows:

      GRAHAM TAYLOR is the principal founder of Magnus. He has been the President and CEO of the Company since November 24, 2003. Mr. Taylor is also the founder and President of Technique Capital Corporation, which was founded in 1999 and is a venture capital, mergers and acquisitions, and corporate advisory firm for North American, Chinese and other international companies. Mr. Taylor has eleven years of experience in the world of global finance, having started his finance career in the investment industry in London, England with the international investment banks Nomura International and Banque National de

   Paris. In 1996, he returned to Vancouver, British Columbia, Canada to establish himself as a financier to small cap companies publicly listed in Canada and in the United States. Since that time, Mr. Taylor has been involved in private and public securities deal structuring and financing for a variety of companies spanning several different industries. Mr. Taylor attended the University of British Columbia as well as Simon Fraser University in British Columbia and has qualified to graduate with a Bachelor Degree in Business Administration (BBA).

   PETER SMITH has been a director of the company since May 4, 2004 and Vice-President of Corporate Affairs since February 8, 2005. He attained a Bachelor of Laws degree from the University of British Columbia in 1999, a Masters degree from Cambridge University in the United Kingdom in 1998, and a Bachelor of Arts degree from Simon Fraser University in 1995. At each institution, Mr. Smith finished either at the top, or in the top 10% of his class. Mr. Smith founded and served as president of a publicly traded company before accepting a clerkship at the Supreme Court of Canada for the honorable Justice Louise Arbour. Such clerkship positions generally only go to students that finish in the top 2% of Canadian law students. From September 2002 to September 2003, Mr. Smith was an associate with the law firm of Debevoise & Plimption in New York City, where he worked mainly in areas of project financing and public markets. Mr. Smith left New York in late 2003 to return to his home on the West Coast in Vancouver, British Columbia, but he maintains good standing with the New York State Bar Association. Mr. Smith currently teaches Criminal Law at Simon Fraser University and independently consults for various public and non-public companies.

   STEVEN TAN has been a director of the company since February 8, 2005. Mr. Tan is a professional engineer who received his mechanical engineering certification from Loughborough University (Midlands, United Kingdom) in 1960 and a D.I.C. degree from the Imperial College of Science and Technology in London in 1961. In 1964, Mr. Tan founded Setron, a company that he would turn into the largest television and electronic equipment manufacturer in South East Asia, and which listed on the Singapore Stock Exchange. Mr. Tan eventually sold Setron to Haw Par International in 1980. Also in 1980, the Republic of Singapore acknowledged Mr. Tan's contributions to his country by presenting him with a lifetime contribution Public Service Medal (P.B.M.). Mr. Tan has extensive experience serving on the Boards of both public and private companies, but has not served on the Board of a public company in the last 5 years.

   PAUL TAUFEN has been consulting with the company since 2004, and was made a director on November 25, 2005.  In March of 2005, Dr. Taufen agreed to take a more significant role with Magnus, with a commitment to maintaining high geoscientific standards for the exploration and resource evaluation programs underway in the Company.  Dr. Taufen has over thirty years of domestic (North American) and international experience in minerals exploration geochemistry both in the employ of major international mining companies and as an independent consultant.  He is the founder of Geochemistry Solutions, LLC, which provides innovative and focused solutions to the mining industry in modem exploration techniques, QA/QC, and environmental areas, specializing in both traditional and unconventional geochemical exploration and in resolving environmental water quality issues.  Geochemistry Solutions provides consulting services to major companies in the mining industry, including Placer Dome and Goldfields, and major mining company subsidiaries and mine site exploration groups around the world.  Prior to forming Geochemistry Solutions, LLC, Paul spent 15 years with Australia-based Western Mining Corporation (WMC), where he served as Chief Geochemist - Global exploration, and Chief Geochemist - Americas.  He also served as Chief Geochemist for British Petroleum Minerals in Brazil from 1983 to 1987, coordinating all geochemical surveys, laboratory development, and geological materials analysis programs in Brazil for BP Minerals.  Throughout his career, Dr. Taufen has worked on minerals exploration projects in over 20 countries and been involved in numerous mineral deposit discoveries and ongoing mining production development plans.  Dr. Taufen holds a Ph.D. in Aqueous Geochemistry from the Colorado School of Mines with a minor in Environmental Science and Engineering, an M.Sc. in Geochemistry from the Colorado School of Mines, a BS in Chemistry from Georgetown University, Washington D.C., and a GLG Executive Excellence Senior Management Program certification.  He is a Fellow and former president of the Association of Exploration Geochemists, a member of the Expert Group in Geochemistry of the Canadian Mining Industry Research Organization, a Fellow of the Australian Institute of Mining and Metallurgy, and a Fellow of the Society of Economic Geologists.  Dr. Taufen has language abilities in English, Portuguese, Spanish, German, and French.

   Significant Employees /Consultants

  The Company entered into consulting agreements with True North Management Ltd. (“True North”), a company organized under the laws of Hong Kong, on November 1, 2003 and March 1, 2004, to act as our liaison with various Chinese contacts and to consult on various matters involving geology and geographic reports.  True North is, in effect, Mr. Anthony Tam, who is currently the sole owner and director of True North.  Magnus currently pays True North a monthly consulting fee of $10,000 per month for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company.  Cumulative to July 31, 2005, True North Management has earned under finder’s fee agreements with Magnus, $200,000 in cash and 800,000 shares of common stock of Magnus.  As of October 15, 2005, only 600,000 of these finder’s fee shares had been issued to True North and the $200,000 had been paid to True North.  The finder’s fee arrangements in relation to the signing of various letters of intent and formal joint ventures are summarized in the following table:

      Project / Task

      True North’s Remuneration

      Guangxi Bobai Yingqiao Silver Mine Project signing of  Letter of Intent

      200,000 shares of common stock

      Jinlong Mountain Gold signing of Letter of Intent

      200,000 shares of common stock

      Qilian County of Qinghai Province signing of Letter of Intent

      200,000 shares of common stock

      Huidong signing of formal Joint Venture Agreement

      200,000 shares of common stock and $200,000 (1)

  (1) As of November 15, 2005, these 200,000 shares are due and owing.

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

  ANTHONY TAM has been consulting for the Company, through True North, since November of 2003.  During the past five years, Mr. Tam has lived in Hong Kong.  Over that period, he spent July 1999 to October 2003 working as general manager for Unimet Capital Ltd. (a Canadian company specializing in mineral investment in China), November of 2002 to December of 2003 consulting with the Manele Bay Venture (a gold exploration project in Guizhou and Yunnan provinces, China), and November of 2003 to the present working as a consultant to the Company in China.  Mr. Tam has received a B.Sc. in Engineering from Queen’s University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen’s (1973), and he is a Chartered Accountant (British Columbia, 1978).

  Involvement in Certain Legal Proceedings

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

  Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended July 31, 2005, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

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

  Steven Tan failed to timely file his initial Form 3 relating to his appointment as a director and executive officer of the Company on February 8, 2005.  Mr. Tan has been informed of such, and is in the process of filing his Form 3.

  Dr. Paul Taufen has not yet filed his initial Form 3 relating to his appointment as a director of the Company on November 25, 2005.  Dr. Paul Taufen has been informed of such, and is in the process of obtaining EDGAR codes in order to file his Form 3.

  Information concerning the Company's audit committee, including designation of the "Audit Committee Financial Expert" under applicable Securities and Exchange Commission rules

  At the present time, the Company does not have an audit committee, nor does it employ a financial expert.  We currently rely on our book-keeper, our accountant, and our auditor to prepare and audit our financial statements, and, of these, only our book-keeper is a full time employee of the Company.  The Company intends to appoint an audit committee in the future.

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

                                                                                             Other        Re-          Securities                         All

   Name and                                                                         Annual      stricted     Underlying                      Other

   Principal                         Fiscal                                         Compen-   Stock        Options/       LTIP        Compen-

   Position                          Year        Salary          Bonus       sation       Awards       SARs         Payouts     sation

   Graham Taylor(1)(2)       2005     $120,000      $0.00        $0.00       None           None         None         None
  CEO, President, CFO     2004     $  90,000      $0.00        $0.00       None      1,600,000      None         None

   Secretary, Treasurer

   and Director

   (1)  Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. As of December 1, 2003, Mr. Taylor is being paid a consulting fee of $120,000 per year to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company.

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

   Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.  None of the Company's directors or officers are currently a party to employment agreements with the Company. The Company presently has no pension or annuity programs.  However, as of August of 2005, the Company has initiated an employment group health and benefits plan, which gives some employees limited health, dental, travel insurance and life insurance benefits.

   No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2005.

   Option/SAR Grants in Fiscal Year

      Name
      and Principal
      Position

      Number of
       Securities
       Underlying
       Options/SARS
       Granted

      % of Total
       Options/SARS
       Granted to
       Employees in
       Fiscal Year

      Exercise or
       Base Price
       ($/Sh)

      Expiration Date

      Market Price on
       Date of Grant
      ($/Sh)

      Paul Taufen, Chief Geologist

      200,000

      51.3%

      $1.60

      February 18, 2010

      $1.60

      Qin Minzhu, office administration

      8,000

      2.1%

      $1.60

      February 18, 2010

      $1.60

      Steven Tan, director

      75,000

      19.2%

      $1.60

      February 18, 2010

      $1.60

      Tracey Gabert, office manager

      40,000

      10.3%

      $1.60

      February 18, 2010

      $1.60

      Xiang Li, office administration

      7,000

      1.8%

      $1.60

      February 18, 2010

      $1.60

  Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table

       Name

      Securities
       Acquired on
       Exercise (#)

      Aggregate
       Value
       Realized ($)

      Unexercised
       Options/SARs at
       FY-End (#)

      Value of Unexercised in the
       Money Options/SARs at
       FY-End ($)

      Graham Taylor
      President, CEO and Director

      None

      None

      1,200,000 (Exercisable)
      400,000 (Unexercisable)

      $2,136,000

      Peter Smith
      Director

      None

      None

      187,500 (Exercisable)
      62,500 (Unexercisable)

      $333,750

      Anthony Tam

      None

      None

      750,000 (Exercisable)
      250,000 (Unexercisable)

      $1,335,000

      Michael Tan

      None

      None

      234,000 (Exercisable)
      78,000 (Unexercisable)

      $416,520

      Roberto Ebrahimi

      None

      None

      36,000Exercisable)
      12,000 (Unexercisable)

      $64,080

      Adrian Beeston

      None

      None

      150,000 (Exercisable)
      50,000 (Unexercisable)

      $267,000

      Devlin Jensen

      None

      None

      60,000 (Exercisable)
      20,000 (Unexercisable)

      $106,800

      Tracey Gabert

      None

      None

      50,556 (Exercisable)
      49,444 (Unexercisable)

      $89,989..68

      Mike Shannon

      None

      None

      37,500 (Exercisable)
      12,500 (Unexercisable)

      $66,750

      Tom Stepp

      None

      None

      18,000 (Exercisable)
      6,000 (Unexercisable)

      $32,040

      Xiang Li

      None

      None

      18,972 (Exercisable)
      12,028 (Unexercisable)

      $33,760.16

      Qin Minzhu

      None

      None

      10,111 (Exercisable)
      9,889 (Unexercisable)

      $17,997.58

      Paul Muto

      None

      None

      45,0000 (Exercisable)
      15,000 (Unexercisable)

      $80,100

      Earl Abbott

      None

      None

      36,000 (Exercisable)
      12,000 (Unexercisable)

      $64,080

      Jay Bassan

      None

      None

      18,000 (Exercisable)
      6,000 (Unexercisable)

      $32,040

      Aida Leung

      None

      None

      9,000 (Exercisable)
      3,000 (Unexercisable)

      $16,020

      Nick Leung

      None

      None

      9,000 (Exercisable)
      3,000 (Unexercisable)

      $16,020

      Patrick Cotter

      None

      None

      9,000 (Exercisable)
      3,000 (Unexercisable)

      $16,020

      Marc Davis

      None

      None

      9,000 (Exercisable)
      3,000 (Unexercisable)

      $16,020

      David Stothart

      None

      None

      22,500 (Exercisable)
      7,500 (Unexercisable)

      $40,050

      Sacha Spindler

      None

      None

      22,500 (Exercisable)
      7,500 (Unexercisable)

      $40,050

      Paul Taufen

      None

      None

      22,778 (Exercisable)
      172,222 (Unexercisable

      $49,444.44

      Steven Tan
      Director

      None

      None

      10,417 (Exercisable)
      64,583 (Unexercisable

      $18,541.67

  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth information as of the date of this Annual Report, with respect to the Company’s directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

  As of the date of this Annual Report, there are 32,169,669 shares of common stock issued and outstanding.

      Name and Address of
      Beneficial Owner

         Position

      Amount and Nature of
      Beneficial Ownership *

      Percent of
      Common Stock (1)

      Graham Taylor
      c/o 1285 W. Pender St., Suite 110
      Vancouver, B.C.
      Canada, V6B

        Chief Executive Officer,
        President, and Director

      1,600,000 (2)

      4.74%

      Pete Smith
      843 W. 7th Ave.
      Vancouver, B.C.
      Canada, V5Z 1R8

        Director

      250,000 (3)

      (*)%

      Steven Tan
      32-3088 Francis Road
      Richmond, BC
      V7C 5V9

        Director

      25,000 (4)

      (*)

      Excel Corporation
      Suite 4 Temple Bldg.
      Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis

        Shareholder

      6,666,666 (5)

      20.72%

      Emerson Corporation
      Suite 4 Temple Bldg.
      Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis

        Shareholder

      6,666,668 (6)

      20.72%

      Anthony Tam
      Ste. 702, Block 81, Xiangxi Estate
      Luo Wu, Shenzhen
      Guangdong, China

        Consultant

      1,800,000 (7)

      5.43%

      Dr. Paul Taufen
      7 Red Fox Lane
      Littleton, CO 80127

        Director (8)

      66,667 (9)

      (*)

      All officers and directors as
      a group (4 persons)

      1,941,667 (8)

      5.69%

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

  (2)     This figure includes 1,533,333 stock options which have already vested as of November 1, 2005, and 66,667 stock options which will vest within 60 days of the date of this Annual Report.

  (3)     This figure includes 239,583 stock options which have already vested as of November 1, 2005, and 10,417 stock options which will vest within 60 days of the date of this Annual Report.

  (4)     This figure includes 20,833 stock options which have already vested as of November 1, 2005, and 4,167 stock options which will vest within 60 days of the date of this Annual Report.

  (5)     Excel Corporation is a corporation organized under the laws of the Federation of St. Kitts & Nevis, West Indies. The trustee of Excel Corporation is IFG Trust Services Inc. The beneficiary of Excel Corporation is Graham Taylor, however, IFG Trust Services Inc. has sole voting and dispositive power of the 6,666,666 shares held by Excel Corporation.

  (6)     Emerson Corporation is a corporation organized under the laws of the Federation of St. Kitts & Nevis, West Indies.  The trustee of Emerson Corporation is IFG Trust Services Inc.  The beneficiary of Emerson Corporation is Graham Taylor, however, IFG Trust Services Inc. has sole voting and dispositive power of the 6,666,668 shares held by Emerson Corporation.

  (7)     This figure includes 200,000 shares directly held by Mr. Tam, 600,000 shares indirectly held by Mr. Tam through True North Management Ltd. (see “Significant Employees/Consultants”), 958,333 stock options which have already vested as of November 1, 2005, and 41,667 stock options which will vest within 60 days of the date of this Annual Report.  The Company is also obligated to issue to Mr. Tam another 200,000 shares under an existing finder’s fee agreement, however, the Company has not yet issued these shares and these 200,000 shares have not been included in this figure.

  (8)    Dr. Paul Taufen was appointed as a director of the Company on November 25, 2005.

  (9)     This figure includes 55,556 stock options which have already vested as of November 18, 2005, and 11,111 stock options which will vest within 60 days of the date of this Annual Report.

  (10)     This figure includes 1,600,000 stock options which are owned by Graham Taylor and which have vested or will vest within 60 days of the date of this Annual Report, 250,000 stock options which are owned by Pete Smith and which have vested or will vest within 60 days of the date of this Annual Report, 25,000 options which are owned by Steven Tan and which have vested or will vest within 60 days of the date of this Annual Report, and 66,667 options which are owned by Dr. Paul Taufen and which have vested or will vest within 60 days of the date of this Annual Report.

     Securities Authorized for Issuance Under Equity Compensation Plans

  On January 9, 2004, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the “Stock Option Plan”).  The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the “Stock Options”) will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

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

        Incentive Stock Options

     The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the “Incentive Stock Options”). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, “fair market value” of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

   As of the date of this Annual Report, the Company has granted 4,830,000 Stock Options and/or Incentive Stock Options. By action of the majority shareholders which occurred on May 4, 2004, the majority of the shareholders of the Company approved the Stock Option Plan and the Board of Directors is authorized, without further shareholder approval, to grant stock options from time to time to acquire up to an aggregate of 6,000,000 shares of the Company’s restricted common stock.

   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  As of September 29, 2004, the formation of the Company’s joint venture company, Long Teng Mining, Ltd. (“Long Teng”) was approved by the Chinese Government and a business license was issued.  According to the terms of the July 6, 2004 joint venture agreement with Team 209, Magnus is to appoint three (3) members of the board of directors of Long Teng and Team 209 is to appoint two (2) members of the board of directors of Long Teng.  Magnus has decided to appoint Messrs. Graham Taylor, Pete Smith, and Anthony Tam to the Long Teng board.  Under the formal joint venture agreement, assuming Magnus maintains its capital contribution obligations, Magnus will own 90% of the Long Teng.

  On November 29, 2003, Magnus and Mr. Anthony Tam entered into a consulting agreement (the “Consulting Agreement”) with an effective date of November 1, 2003 and a termination date of February 28, 2004, whereby Mr. Tam provided to the Company consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company.  As consideration for Mr. Tam’s services, the Company issued 100,000 shares of common stock of the Company and registered such shares on a Form S-8, which was filed on April 9, 2004.

  On December 31, 2003, Magnus entered into a Finder’s Fee Agreement with True North Management Ltd. (“True North”), whereby Magnus issued 200,000 shares of common stock of Magnus to True North for the execution of the letter of intent entered into between Magnus and Guangxi Non-ferrous Metals Trading & Management Company (“Guangxi”), a company organized under the laws of the People's Republic of China, for the further prospecting and development of the Guangxi Bobai Yingqiao Silver Mine located in Yingqiao Town, Bobai County in Guangxi Province, China.

  On January 15, 2004, Magnus entered into a Finder’s Fee Agreement with True North, whereby Magnus issued 400,000 shares of common stock of Magnus to True North for the execution of the two letters of intent entered into between Magnus and Team 209 with respect to forming two co-operative joint venture companies for the exploration and development of the gold and copper deposits in the 129.5 sq. km. area of the Jinlong Mountain gold district and the exploration and development of the gold and copper deposits in the 200 sq. km. area of the Zhamashi gold and copper deposits in Qilian County of Qinghai Province.

  On February 24, 2004, Magnus and Michael Tan entered into a consulting agreement whereby Magnus pays Michael Tan $8,000 per month in consulting fees for assisting Magnus in management and marketing to develop the business of Magnus.  Michael Tan is the son of one of the Company’s directors, Steven Tan.  This agreement has a term of three years and as of the date of this Annual Report, this consulting agreement remains in effect.

  On March 1, 2004, Magnus and True North (beneficially owned by Mr. Anthony Tam) entered into a consulting agreement whereby Magnus pays True North $10,000 per month in consulting fees for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company (see “Significant Employees/Consultants”).  As of the date of this Annual Report, this consulting arrangement remains in effect.

   On April 6, 2004, Magnus entered into a Finder’s Fee Agreement with True North, whereby Magnus agreed to issue 200,000 shares of common stock of Magnus and $200,000 to True North upon the execution of a formal joint venture agreement between Magnus and Team 209 for the formation of a co-operative joint venture company to carry out minerals exploration and development in an 83.29 sq. km. area of Huidong County in Sichuan Province located across the Jinsha Jiang River to the immediate northwest of the Boka gold project in Yunnan Province.  A formal joint venture agreement was executed between Magnus and Team 209 on July 6, 2004, however, Magnus has not yet issued to True North the 200,000 shares.

  On April 6, 2004, Magnus entered into a Finder’s Fee Agreement with True North, whereby Magnus agreed to issue 100,000 shares of common stock of Magnus and $100,000 to True North upon the execution of a formal joint venture agreement between Magnus and Team 209 for the formation of a co-operative joint venture company to carry out mineral exploration and development in the 200 sq. km. area of Zhamashi gold and copper deposits in Qilian County of Qinghai Province.  As of the date of this Annual Report Magnus and Team 209 have not executed a formal joint venture agreement with respect to the Zhamashi gold and copper deposits in Qilian County.  The deadline for executing this formal joint venture has passed, and it does not appear that the joint venture, in this case, will formalize.

  In relation to the Huidong Joint Venture Agreement, Magnus is required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the Chinese government approves of the issuance of the Long Teng Mining Ltd. business license and the transfer of all relevant exploration permits from Team 209 into Long Teng Mining Ltd.  Of the $750,000 in shares to be issued to Team 209, $500,000 is in relation to the Huidong property and $250,000 is in relation to the Luquan property.

  On September 29, 2004, the Huidong Joint Venture Agreement was approved by the Chinese Government and a business license for Long Teng Mining Ltd. was issued.    The exploration license for one of the two properties covered by the Joint Venture Agreement (Huidong) was successfully transferred into the Joint Venture Company, Long Teng, on July 27, 2005.  In connection with this successful transfer, Magnus issued Team 209 $500,000 in common shares.  The parties agreed to value the common stock at $1.75 at the time the exploration license had been successfully transferred.  Thus, 285,714 shares were issued to Team 209.

  Also, please note the new agreements with Team 209 discussed under “Yunnan Western Mining, Ltd.” and “Other Projects” above.

   ITEM 13.    EXHIBITS

  The following exhibits are filed as part of this Annual Report:

      Exhibit #

      3.1 *

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

      10.2 (2)

      Consulting Agreement entered into between the Company and Michael Tan, dated November 29, 2003

      10.3 (3)

      Letter of Intent entered into between the Company and Guangxi Non-ferrous Metals Trading & Management Company, dated December 31, 2003

      10.4 *

      Finder’s Fee Agreement entered into between the Company and True North Management Ltd., dated December 31, 2003

      10.5 *

      Stock Option Plan dated January 9, 2004

      10.6 (4)

      Letter of Intent entered into between the Company and Team 209 with respect to the Jinlong Mountain gold district, dated January 15, 2004

      10.7 (5)

      Letter of Intent entered into between the Company and Team 209 with respect to the Zhamashi gold and copper deposits in Qilian County, dated January 15, 2004

      10.8 *

      Finder’s Fee Agreement entered into between the Company and True North Management Ltd., dated January 15, 2004

      10.9 *

      Consulting Agreement entered into between the Company and Michael Tan, dated March 1, 2004

      10.10 *

      Consulting Agreement entered into between the Company and True North Management Ltd., dated March 1, 2004

      10.11 (6)

      Preliminary Joint Venture Agreement entered into between the Company and Team 209 with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004

      10.12 (7)

      Preliminary Joint Venture Agreement entered into between the Company and Team 209 with respect to Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004

      10.13 *

      Finder’s Fee Agreement entered into between the Company and True North Management Ltd. with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004

      10.14 *

      Finder’s Fee Agreement entered into between the Company and True North Management Ltd. with respect to the Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004

      10.15 *

      C-operative Joint Venture Contract entered into between the Company and Team 209, dated July 6, 2004

      10.16 (8)

      Letter  Agreement between Magnus and First Fortune to acquire Golden River Resources, dated July 26, 2005

      10.17 (9)

      Mangshi Joint Venture Agreement between Golden River and Team 209, dated August 29, 2003

      10.18 (10)

      Media Services Agreement between Magnus and Parker Communication Corporation, dated September 23, 2005

      10.19 (11)

      Mining License Transfer Agreement between Long Teng and Team 209 Division, dated October 29, 2005

      10.20 (12)

      Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding, dated October 30, 2005

      31.1

      Certificate pursuant to Rule 13a-14(a)

      32.1

      Certificate pursuant to 18 U.S.C. §1350

      99.1 (13)

      Kangding Kangma Mining Licnese and Xintaizi Prospect Property Recommendation, Dr. Paul Taufen, October 19, 2005

  (*)   Previously filed as exhibits to Form 10-KSB filed on November 15, 2004 and incorporated by reference.

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

  (4)   Previously filed as Exhibit 10.2 to the Form 8-K filed on March 17, 2004 and incorporated by reference

  (5)   Previously filed as Exhibit 10.3 to the Form 8-K filed on March 17, 2004 and incorporated by reference

  (6)   Previously filed as Exhibit 10.1 to the Form 8-K filed on May 20, 2004 and incorporated by reference

  (7)   Previously filed as Exhibit 10.2 to the Form 8-K filed on May 20, 2004 and incorporated be reference

  (8)   Previously filed as Exhibit 10.1 to the Form 8-K filed on August 16, 2005 and incorporated by reference

  (9)   Previously filed as Exhibit 10.2 to the Form 8-K filed on August 16, 2005 and incorporated by reference

  (10) Previously filed as Exhibit 10.1 to the Form 8-K filed on September 28, 2005 and incorporated by reference

  (11) Previously filed as Exhibit 10.1 to the Form 8-K filed on November 8, 2005 and incorporated by reference

  (12) Previously filed as Exhibit 10.2 to the Form 8-K filed on November 8, 2005 and incorporated by reference

(13) Previously filed as Exhibit 99.1 to the Form 8-K filed on November 8, 2005 and incorporated by reference

   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (1) Audit Fees

      The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

   2005 – $16,810 - Moore Stephens Ellis Foster Ltd., Ernst & Young

   2004 - $13,710 - Moore Stephens Ellis Foster Ltd.

   2003 – $16,203 - Miller & McCollom

   (2) Audit - Related Fees

  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

  2005 - Nil - Moore Stephens Ellis Foster Ltd.

   2004 – Nil – Moore Stephens Ellis Foster Ltd.

   2004 – Nil – Miller & McCollom

   2003 – Nil – Miller & McCollom

  (3) Tax Fees

  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

  2005 – Nil – Moore Stephens Ellis Foster Ltd.

   2004 – Nil – Moore Stephens Ellis Foster Ltd.

   2004 – Nil – Miller & McCollom

   2003 – Nil – Miller & McCollom

  (4) All Other Fees

  The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

  2005 – Nil – Moore Stephens Ellis Foster Ltd.

   2004 – Nil – Moore Stephens Ellis Foster Ltd.

   2004 – Nil – Miller & McCollom

   2003 – Nil Miller & McCollom

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of December, 2005

      MAGNUS INTERNATIONAL RESOURCES INC.
      (Registrant)

      By: /s/ Graham Taylor

      Graham Taylor

       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature

      Title

      Date

      /s/ Graham Taylor
      Graham Taylor

      President, CEO, CFO, Secretary, Treasurer and Director

       December 16, 2005

      /s/ Pete Smith
      Pete Smith

      Director

       December 16, 2005

      /s/ Steven Tan
      Steven Tan

      Director

       December 16, 2005

      /s/ Paul Taufen
      Paul Taufen

      Director

       December 16, 2005