Form 10QSB
period 2005-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2005-12-27
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2005	Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0351859 (IRS Employer Identification No.)

101 Convention Center Drive, 7th Floor, Las Vegas, NV (Address of Principal Executive Offices)	89109 (Zip Code)

1-888-888-1494 (Issuer’s telephone number)
N/A
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

Yes        No   X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of December 10, 2005, the Company had 32,169,669 shares of Common Stock outstanding.  An additional 3,600,833 shares are potentially outstanding pursuant to options which have vested or will vest within 60 days of October 31, 2005.  As of the date of filing this report, no options have been exercised.

Transitional Small Business Disclosure Format:

Yes        No   X

Table of Contents

PART I FINANCIAL INFORMATION

Item 1	Financial Statements..................................................................................................... F-1

Item 2.	Plan of Operation......................................................................................................... 3

Item 3.	Controls and Procedures............................................................................................ 20

Part II OTHER INFORMATION

Item 1.	Legal Proceedings...................................................................................................... 20

Item 2.	Changes in Securities and Use of Proceeds................................................................. 20

Item 3.	Defaults Upon Senior Securities................................................................................. 22

Item 4.	Submission of Matters to a Vote of Securities Holders................................................ 22

Item 5.	Other Matters............................................................................................................ 22

Item 6.	Exhibits...................................................................................................................... 23

Signatures.................................................................................................................. 24

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(Unaudited – Prepared by Management)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Note 2 – Basis of Presentation – going concern	October 31,	July 31,
	2005	2005 See Note 1

ASSETS

CURRENT ASSETS
Cash	$1,442,388	$1,832,171
Accounts receivable and prepaid expenses including related party receivable of $73,701 (July 31, 2005 - $87,671) (Note 6)	394,862	116,046

Total current assets	1,837,250	1,948,217

Fixed assets (Note 3)	335,188	285,382

Advance to Joint Venture (Note 4)	—	—
Mineral Property Licenses (Note 4)	—	—

Total assets	$2,172,438 ===============	$2,233,599 ==============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$314,378	$295,982

COMMITMENTS (Notes 4 and 10)

STOCKHOLDERS’ EQUITY
Common stock (Note 5) Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 32,106,532 (July 31, 2005 - 30,500,018)	32,107	30,500
Preferred stock (Note 5) Authorized 1,000,000 shares at par value of $0.001 each
Subscriptions received	570,400	1,114,650
Common stock to be issued Additional paid-in capital	190,000 7,288,745	690,000 5,688,430
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(6,146,049)	(5,508,820)

Total stockholders’ equity	1,858,060	1,937,617

Total liabilities and stockholders’ equity	$2,172,438 ===============	$2,233,599 ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Three Months Ended October 31,
	2005	2004	Exploration Stage through October 31, 2005

EXPENSES
Consulting (Note 6)	$193,852	$134,300	$1,110,901
Finder fees (Note 6)	—	—	674,375
Legal and professional fees	34,814	21,900	325,517
Exploration licenses	3,058	—	1,306,990
Geological expenses	131,869	—	390,499
Salaries and benefits	97,372	18,485	336,057
Stock-based compensation	143,422	152,384	992,777
Travel	58,472	38,121	571,039
Other administrative expenses	160,370	109,735	623,894

Total expenses	823,229	474,925	6,332,049

Compensation to be received for failed transfer of mining rights (Note 4)	186,000	—	186,000

Net loss for the period	$(637,229) =============	$(474,925) ============	$(6,146,049) ============

Net loss per common share – basic and diluted:
Net loss for the period	$(0.02) =============	$(0.02) ============

Weighted average number of common stock outstanding	31,657,918 =============	22,543,200 ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

		Three months ended October 31
		2005		2004	Exploration Stage through October 31, 2005

Cash and cash equivalent from (used in) operating activities:
Net loss		$(637,229)		$(474,925)	$(6,146,049)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock-based compensation		143,422		152,384	992,777
Stock issued/allotted for services and licenses		—		—	1,114,000
Depreciation		12,392		1,655	38,673
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses		(278,816)		21,487	(394,862)
Accounts payable and accrued liabilities		18,396		(25,006)	314,378

Net cash and cash equivalent used in operating activities		(741,835)		(324,405)	(4,081,083)

Cash and cash equivalent from (used in) investing activities:
Advance from (to) joint venture company		—		500,000	—
Purchase of capital assets		(62,198)		(32,767)	(373,861)

Net cash and cash equivalent from (used in) investing activities		(62,198)		467,233	(373,861)

Cash and cash equivalent from financing activities:
Subscriptions received		202,500		276,854	5,065,559
Warrants exercised		211,750		—	831,750

Net cash and cash equivalent from financing activities		414,250		276,854	5,897,309

Increase in cash and cash equivalent		(389,783)		419,682	1,442,365

Cash and cash equivalent, beginning of period		1,832,171		273,455	23

Cash and cash equivalent, end of period		$1,442,388 =============		$693,137 ==============	$1,442,388 ============

Non-cash transactions:
Common stock issued/ allotted for services and exploration license	$	— =============	$	— ==============
Supplemental disclosure of cash flow information:
Interest paid	$	— =============	$	— ==============
Income taxes paid	$	— =============	$	— ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity since July 31, 2002
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Common Stock	Amount	Subscription received	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2002	21,543,200	$21,543	$—	$—	$2,362	$59,008	$—	$(109,417)	$(26,504)
Capital contributed by shareholder	—	—	—	—	—	3,086	—	—	3,086
Disposition of paid-in capital for subsidiary sold	—	—	—	—	—	(6,471)	—	—	(6,471)
Net income for the year					(2,362)		—	32,274	29,912

Balance July 31, 2003	21,543,200	$21,543	$—	$—	$—	$55,623	$—	$(77,143)	$23
Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	—	—	—	79,800	—	—	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	—	—	—	171,600	—	—	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000	400	—	—	—	171,600	—	—	172,000
200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	—	—	—	190,000	—	—	—	—	190,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

Shares subscription received	—	—	1,327,254	—		—	—	—	—	1,327,254
Stock-based compensation	—	—	—	—		—	276,705	—	—	276,705
Net loss for the year	—	—	—	—		—	—	(1,737,327)	—	(1,737,327)

Balance July 31, 2004	22,543,200	$22,543	$1,327,254	$190,000		$—	$755,328	$(1,737,327)	$(77,143)	$480,655

Share subscriptions received	—	—	3,535,805	—		—	—	—	—	3,535,805
Stock Based compensation	—	—	—	—		—	572,650	—	—	572,650
Shares Issued pursuant to units subscribed	7,336,818	7337	(3,748,409)	—		—	3,741,072	—	—	—
Exercise of Warrants ($1.00)	620,000	620	—	—		—	619,380	—	—	620,000
285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	—	—	—	500,000		—	—	—	—	500,000
Net loss for the year	—	—	—	—		—	—	(3, 771,493)		(3,771,493)

Balance July 31, 2005	30,500,018	$30,500	$1,114,650	$690,000		$—	$5,688,430	$(5,508,820)	$(77,143)	$1,937,617

Share subscriptions received			202,500							202,500
Stock-based compensation							143,422			143,422
Shares issued pursuant to units subscribed	976,800	977	(613,400)				612,423			—
Subscriptions received for exercise of warrants			211,750							211,750
Shares issued pursuant to exercise of warrants ($1.00)	344,000	344	(345,100)				344,756			—
Shares issued pursuant to agreement	285,714	286		(500,000)			499,714			—
Net loss for the three months								(637,229)		(637,229)

Balance October 31, 2005	32,106,532 ==========	$32,107 ========	$570,400 =========	$190,000 ========	$	— ==========	$7,288,745 =========	$(6,146,049) =========	$(77,143) =========	$1,858,060 ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended July 31, 2005 included in the annual report previously filed on Form 10-KSB.  These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at October 31, 2005, and the results of operations and cash flows for the interim periods ended October 31, 2005 and 2004.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Amounts shown for July 31, 2005 were taken from the audited financial statements as of that date.

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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 4).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through October 31, 2005.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of October 31, 2005.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The company owns 100% of the issued shares of Long Teng as at October 31, 2005. Under the terms of the joint venture agreement the Company’s interest in Long Teng will be reduced to 90%, as described in Note 4.  The activities of Long Teng are governed by the joint venture agreement.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Long Teng, Gravity Marketing, Magnus BVI and Magnus HK.  All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalent

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at October 31, 2005 and 2004, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production.  As at October 31, 2005, the Company did not have proven or probable reserves.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment                                                              3 to 5 years
Computer software                                                                 3 years
Field equipment                                                                      5 years
Leasehold improvements                                                        2 years
Office furniture and equipment                                                5 years
Vehicles                                                                               10 years

Advertising Expenses

Advertising expenses are expensed as incurred.  Advertising and promotional expense incurred by the Company for three months ended October 31, 2005 was $12,857 (2004 - $3,727).

Foreign Currency

The parent company’s operation of the Company is located in Canada.  It maintains both U.S. Dollar and Canadian Dollar bank accounts.  Transactions in foreign currencies are translated into the functional currency, which is U.S. Dollars, at the rate in effect at the time of the transaction. Monetary assets and liabilities denominated in the foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.  Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The subsidiary’s operation of the Company is located in China, and it maintains its accounting records in Chinese Renminbi Yuan.  The monetary assets and liabilities of the subsidiary are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses are translated at the average exchange rate.  The resulting foreign exchange gains and losses that arise from exchange rate fluctuations are included in the results of operations.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the three months ended October 31, 2005 and 2004 because common stock equivalents consisting of options to acquire 4,330,000 (2004 – 4,000,000) shares of common stock and warrants to acquire 8,108,618 (2004 – nil) shares of common stock that are outstanding at October 31, 2005 and 2004 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments

The carrying value of cash, advances receivable, and accounts payable and accrued liabilities at October 31, 2005 and 2004, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.  During the three months ended October 31, 2005, the Company has no comprehensive income other than net income (loss).

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at October 31, 2005 and 2004, the Company does not believe any adjustment for impairment is required.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123 (R), only certain pro-forma disclosures of fair values were required.  SFAS 123 (R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS No. 123 (R) will increase the net loss for the year ended October 31, 2005 by $125,704 (2004 - $116,854) and will increase additional paid-in-capital as of October 31, 2005 by $125,704 (2004 - $116,854) (Note 7).

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

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $6,146,049 as of October 31, 2005.  As of October 31, 2005, the Company had a total of $1,442,388 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next nine months. These factors raise substantial doubt

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. FIXED ASSETS

Fixed assets consist of the following:

	October 31, 2005	July 31, 2005

Computer equipment	$43,109	$41,444
Computer software	19,068	10,264
Field equipment	45,514	32,752
Leasehold improvements	8,308	8,264
Office furniture and equipment	24,450	21,583
Vehicles	233,411	197,356

	373,860	311,663
Less: Accumulated depreciation	38,672	26,281

	$335,188 ===========	$285,382 ===========

4. MINERAL PROPERTIES AND JOINT VENTURES

To October 31, 2005, the Company had entered into the following material agreements to acquire certain mineral properties and exploration licenses in China.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

The Company was required to provide Team 209 with the equivalent of $750,000 in shares of its common stock within 15 days after the issuance of the business license of Long Teng, the joint venture company, and the completion of transfer of exploration licenses for the two joint venture properties ($250,000 in shares for successful transfer of the Luquan property license and $500,000 in shares for the successful transfer of the Huidong license, respectively).  On September 29, 2004, the JV Agreement was approved by the Chinese Government and a business license for Long Teng Mining Ltd. was issued.    The exploration license for one of the two properties covered by the Joint Venture Agreement (Huidong) was successfully transferred into the Joint Venture Company, Long Teng, on July 27, 2005.  In connection with this successful transfer, Magnus issued Team 209 $500,000 in common shares.  The parties agreed to value the common stock at $1.75 at the time the exploration license had been successfully transferred.  Thus, 285,714 shares were issued to Team 209 on August 26, 2005.

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
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

properties.  After consultation with Team 209, it was agreed that Team 209 would not transfer the Luquan exploration license to Long Teng Mining, and that the Luquan property would not be explored by Long Teng Mining.

The Company agreed to pay a finder’s fee of 200,000 shares of its common stock valued at $190,000 and $200,000 cash to a corporation. The finder’s fee, totaling $390,000, was expensed in 2004.  As of October 31, 2005, the 200,000 shares allotted remained unissued.

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
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

Under the agreement to purchase Kangding Kangma, the Company was to pay, on behalf of Long Teng, RMB 2,100,000 (approximately $253,725 US dollars) to Kangding Kangma’s owners (the “Vendors”).  RMB 1,150,000 (about US$139,026) has been paid to the Vendors as of July 31, 2005, with the remaining RMB 950,000 due on the day the transfer of Kangding Kangma’s equity is successfully registered in the name of Magnus and Team 209 (in proportions of 90% and 10% respectively) and such transfer is effected and approved under Chinese law.   As of October 30, 2005, the equity in Kangding Kangma had been successfully transferred to the Deputy General Manager of Long Teng, acting as agent to Magnus.  However, the subsequent transfer of Kangding Kangma to Magnus and Team 209 was significantly delayed.

Initial exploration work conducted by the Company indicated ore grades in the Xintaizi area were insufficient to justify further exploration.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transfer of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding, Magnus, through Long Teng Mining, will receive 1,500,000 RMB within 20 days of execution of the Compensation Agreement.  From the date

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

of execution of the Compensation Agreement, Team 209 has assumed all ownership and liability for Kangding Kangma.

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

Effective April 8, 2005, the Company amended its Articles of Incorporation to create 1,000,000 shares of preferred stock with a par value of $0.001 each, and approved the issue of 100,000 such preferred shares as Series “A” preferred shares to management of the Company. The Series “A” preferred shares entitle the holder to 1,000 votes per share, shall not participate in dividends and shall not participate in any distribution upon liquidation, dissolution or winding up of the Company. None of the Series “A” preferred shares have been subscribed for or issued to date.

During the three months ended October 31, 2005, the Company issued in aggregate 726,800 units (each a “Unit”) under a private placement at $0.50 per Unit.  Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company until January 31, 2006 at a price of $1.025 per share as at August 1, 2005 and increasing in price by $0.025 on the first day of each subsequent month, and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until September 30, 2006, only if the holder thereof first exercises the share purchase warrants.   During the three months ended October 31, 2005 344,000 of the share purchase warrants were exercised.

During the three months ended October 31, 2005 the Company issued 250,000 units (each a “Unit”) under a private placement at $1.00 per Unit.  Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share until May 25, 2007.

Warrants outstanding and exercisable as of October 31, 2005:

Exercise price	Unit of warrant	Expiry date

$1.075	6,939,618	January 31, 2006
$2	964,000	September 30, 2006
$2	205,000	May 25, 2007

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

6. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended October 31, 2005, the Company paid $30,000 (2004 - $30,000) to the chief executive officer of the Company for consulting services rendered.

As of October 31, 2005 the Company has an advance receivable of $73,701 (2004 - $nil)  from a company controlled by a director of LongTeng.

The Company entered into a consulting agreement (the “Agreement”) with an individual who was appointed as a director of Long Teng in September 2004.  Pursuant to the Agreement, the Company pays a fee of $10,000 per month.  The Agreement has a term of two years expiring on February 28, 2006.  During the three months ended October 31, 2005, the Company incurred $30,000 (2004 – $30,000) in consulting fees under the terms of the Agreement.

The Company also paid $24,000 (2004 - $24,000) to a relative of a director of the Company for consulting services rendered.

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
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  The options expire on February 18, 2010.  60,000 stock options granted to a consultant were forfeited after April 2005.

A summary of the Company’s stock option activities is presented below:

	Employee/ Director Options	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, July 31, 2002 and 2003	—	—	$—
Options granted:	1,624,000	2,376,000	0.50

Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50
Options granted:	130,000	260,000	1.60
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50
Options forfeited	—	(60,000)	1.60

Options Outstanding, July 31, 2005 and October 31, 2005	2,076,000 =============	2,254,000 ============	$0.59 =========

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Vested at October 31,	High	Low	Of Shares	Price
2005 and earlier	1.60	0.50	3,323,333	$0.53
Remainder of 2006	1.60	0.50	832,500	$0.61
2007	1.60	1.60	110,000	$1.60
2008	1.60	1.60	64,167	$1.60

			4,330,000 =============

If not previously exercised or canceled, options outstanding at October 31, 2005 will expire as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Range of Exercise Prices		Number	Weighted Average Exercise
Expiry Date	High	Low	of Shares	Price
Year Ending July 31,
2009	0.50	0.50	4,000,000	$0.50
2010	1.60	1.60	330,000	$1.60

			4,330,000 =============

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	2005	2004

Net loss, as reported	$ (637,229)	$ (474,925)
Deduct: Total stock-based employee compensation expenses	(125,704)	(116,854)

Net loss, Pro-forma	$ (762,933) ============	$ (591,779) ==============

Loss per share:
Basic and diluted, as reported	$ (0.02) ============	$ (0.02) ==============

Basic and diluted, pro-forma	$ (0.02) ============	$ (0.03) ==============

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	2005		2004

Loss for the period		$(637,229)		$(474,925)
Average statutory tax rate		35%		35%

Expected income tax provision		$(223,030)		$(166,224)
Impact of tax rate difference in foreign jurisdiction		4,759		1,351
Non-deductible stock-based compensation		50,198		53,334
Exploration license acquired through stock allotment				--
Tax basis of deferred expenses in excess of book cost		78,531		22,276
Unrecognized tax losses		89,542		89,263

Income tax expense	$	-- ===========	$	-- ===========

Significant components of deferred income tax assets are as follows:

	2005		2004

Net operating losses carried forward in United States		$607,593		$89,263
Excess of tax basis over book cost of deferred expenses in China		481,014		22,276
Valuation allowance		(1,088,607)		(115,539)

Net deferred income tax assets	$	- ===========	$	-- ===========

The Company has net operating losses carried forward of $1,735,000 for United States tax purposes which will expire in 2026 if not utilized.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

9. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

                                                                                October 31, 2005          October 31, 2004
Canada                                                                          $ 1,660,339                   $  128,233
United States                                                                                 --                                  --China                                                                                   512,099                       639,243

Total                                                                            $   2,172,438               $      767,476
                                                                                    =========               ==========

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
October 31, 2005
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement.  Magnus maintains an option to purchase the existing estimated resources within the mining license at any time.

The acquisition of Golden River was completed on November 25, 2005.

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

As at October 31, 2005, Parker has not provided any services under this agreement.

Stock options granted

On December 15, 2005, 845,000 (post-split) stock options were granted with the exercise price of $1.70 per share, being the market price at the time of the grant.  23,472 of 845,000 options vested on December 15, 2005 (the “Initial Vesting Date”) with the reminder to vest in equal monthly proportions over a period of thirty-five (35) months from the Initial Vesting Date.  The options expire on December 15, 2011.

Item 2.  Plan of Operation

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

Letters of Intent and Preliminary Agreements

The Company is not currently a party to any formal letters of intent or preliminary agreements, but we are constantly researching the possibility of entering such an agreement in relation to gold mineral prospects brought to our attention in China.

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

In a verbal agreement between the Company and Team 209, the Company further agreed to pay Team 209 5,500,000 RMB (USD $665,500) for the Huidong exploration license.  4,000,000 RMB (USD $484,000) had been paid as of October 31, 2005.

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

In July and August of 2005, the Board of directors gathered all available geological information surrounding the Luquan property, and upon consultation with senior Company geologists, it was determined that the Company’s resources would be better expended in exploring Magnus’ core properties (such as Huidong and Mangshi, see below), and seeking out other prospective joint venture properties.  After consultation with Team 209, it was agreed that Team 209 would not transfer the Luquan exploration license to Long Teng Mining, and that the Luquan property would not be explored by Long Teng Mining.  In 2006 the Company intends to file an amended Joint Venture Agreement with the Yunnan Bureau of Commerce to have the new scope of the joint venture (Huidong only) approved.  The Company does not anticipate there will be any significant issues in receiving such approval.  As of October 31, 2005, Magnus had made $1,730,000 in capital contributions to Long Teng Mining.

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

The Letter Agreement between Magnus and First Fortune closed on November 25, 2005.

Pursuant to the Letter Agreement, Magnus has acquired 100% of the shares of Golden River from First Fortune Investments Inc. (“First Fortune”) (TSX Venture Exchange - FRF) for a total consideration of up to $400,000 ($100,000 of which is to be paid directly to Team 209 for past geological work done on Mangshi for the benefit of First Fortune).  The Company has assumed all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture as of the closing date (November 25, 2005).  The terms of the Mangshi Joint Venture will require the Company to expend, through its sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years.  The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, will require the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company.  Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209.

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

The Company has begun a two-phased exploration program at the Mangshi Property.  The first includes geological mapping, rock sampling, geochemistry, trenching and test-pitting along with systematic geophysical Induced Polarization surveying, to be followed by a second phase consisting primarily of diamond drilling.  To date, there has been a great deal of geological testing, of various types, conducted on the Mangshi Property, and thus the Company has a great deal of existing information to draw from.  Drilling on two drill sites commenced on December 9, 2005 and the Company anticipates that, based on the abundance of readily available information and the relatively easy access the property offers, that a drilling program will continue to progress rapidly throughout late 2005 and early 2006.

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

Employees

As of October 31, 2005, the Company had 3 full-time employees (over and above its directors, officers and consultants), one employed in an administrative capacity at the Company’s office in Kunming, China, one employed as a bookkeeper with the Company’s Kunming Office, and one employed in an administrative capacity at the Company’s office in Vancouver, British Columbia. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture companies, Long Teng and Western Mining, have hired about 50 contractors, mainly from Team 209, to explore their respective properties.  Further contract workers and groups are used by the Company on an ad hoc basis to assist in conducting the exploration programs.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended October 31, 2005, the Company had an operating loss of $637,229.  At October 31, 2005, the Company had working capital of $1,522,872.  The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.  The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance.  If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful.  If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock.  The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Outlook

Mineral prices rose steadily during our last fiscal year.  At July 31, 2004, the price of gold was $391.40 per ounce compared to $429.50 at July 29, 2005, representing an increase of approximately 9%.  Similarly, the value of copper and the value of silver both increased during the same period.  Management believes that this trend will continue (the price of gold reached $520.30 per ounce on December 8, 2005) and as a result, the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

At October 31, 2005, we had interests in two properties that might contain mineralized material (see “Joint Venture Properties, below”).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had working capital of $1,522,872 at October 31, 2005.  Total cash requirements stipulated under the Company’s Joint Venture Agreements with Team 209 of China calls for a $5,000,000 equity investment into the joint venture company called Yunnan Long Teng Mining Ltd., and a $3,010,000 investment into the joint venture company called Yunnan Western Mining Ltd., by Magnus.

Under the Huidong (Long Teng) agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license.  As of October 31, 2005, the Company had advanced $1,730,000 to the joint venture company.  The business license for the joint venture company was approved and issued on July 29, 2004.  Thus, the Company has 36 months from July 29, 2004, to contribute an additional $1,280,000 to the joint venture company to meet its financing requirements, and then all other contributions must be made as per the schedule above.

Under the Mangshi Joint Venture Agreement, Magnus is required to contribute to the joint venture company a total of $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  As of December 16, 2005, the Company had contributed US$100,000 to Yunnan Western Mining Ltd.  Since the Letter Agreement with First Fortune Investments Inc. closed on November 25, 2005, the Company has until December 31, 2005, to contribute a total of US$500,000 to the Mangshi Joint Venture, and must thereafter make all other required contributions as per the schedule above.

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

Joint Venture Properties

The Company has two joint venture partnerships with Team 209 – Yunnan Long Teng Mining Ltd. and Yunnan Western Mining Ltd.  Team 209 is a group of experienced government geologists and has been instrumental in the rapid development of the Boka Gold Project (“Boka”) through its own joint venture partnership with Southwestern Resources Corp. (“Southwestern”), a British Columbia corporation that is listed and posted for trading on the Toronto Stock Exchange.  Magnus is working closely with Team 209 to pursue an exploration strategy on its own properties similar to that which resulted in the Boka discoveries.

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

Property Descriptions

Huidong Joint Venture Property

Property Location

The 83 square kilometer Huidong property is located in Sichuan Province about 280 kilometers north of Kunming, a city of five million people in neighboring Yunnan Province.   The property is located in the eastern region of Huidong County of Sichuan Province and belongs to Gan Hai Zi Township, Ye Niu Ping Township and part of Song Ping Township of Huidong County.  Main access to the property is via county roads, with a county-to-township road heading west and simple roads linking each township. A major highway from Kunming running along the Jinsha Jiang River near the eastern boundary of the property is expected to be completed in 2006/7 which will dramatically improve access. Until then, access and transportation may be a challenge in some areas due to high mountains and deep valleys, and remote locations from the main highways.  However, as stated, smaller roads exist throughout the property and chances are reasonable that prospective mining sites may be located in the vicinity of an existing utility road.

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

Target 1
Target 2
Target 3
N
Boka 1
Boka 7
Legend
Huidong 10 & 20 ppb Au in Soil
Huidong_Concession
Structure_NNW
Boka 20 ppb Au in soil
Boka_Au_Zones
1
Kilometers

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

Testing along the Maiwoba - Guoyuan - Mulingba Au trend is expected to comprise of additional detailed mapping and sampling of mineralized rock and identified breccia zones, as well as the pit floors from the small-scale oxide ore mining operations.  A dipole-dipole Induced Polarization (IP) geophysical survey to be executed by the Yunnan Institute of Geophysics and Geochemistryhas completed 30 line kilometers of surveying.  The IP survey is anticipated to identify zones of sulphides (pyrite) and zones of silicification along the depth extent of the northwest-dipping fault and shear zones believed to control Au mineralization in the area.  Detailed drill target definition for the initial 7,500 meter diamond core drilling program is ongoing based on the mapping, sampling, and geophysical surveying.  The program is expected to test the depth extent of the Maiwoba - Guoyuan - Mulingba Au trend.

Drill core sawing and core sample preparation equipment has been purchased to support the core drilling and sampling program, and facilities are being set up on site for the work.

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

    Leased Office Space

    The Company currently leases four administrative offices: in Vancouver, British Columbia, Canada; in Kunming, China; in Las Vegas, Nevada; and in London, United Kingdom.  These leased properties are described in the table below:

       Address

       Approximate Size

       Lease Term

       Approximate monthly cost

Suite 110-1285 West Pender, Vancouver, BC, Canada

        1200 Square feet

        Month to month lease

        $2900 CDN

      Dushimingyuan Bldg., No. A-2708, Central Renmin Road, Kunming City, Yunnan Province 650031, People’s Republic of China

        1000 Square feet

        2 years (expires April 5, 2006)

        RMB 4000, which was equal to approximately $493 USD on October 31, 2005

        101 Convention Center Drive, 7th Floor, Las Vegas, NV, USA 89109

        Shared Space, 2500 square feet

        One Year

        $2000 USD (per year)

        1 Berkeley Street, London, UK, W1J 8DJ

        Shared Space, 1500 square feet

        Month to month

        $500 USD

   DIRECTORS, EXECUTIVE OFFICERS and Key Persons

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

   Significant Employees /Consultants

ANTHONY TAM has been consulting for the Company, through True North Management Ltd., since November of 2003.  During the past five years, Mr. Tam has lived in Hong Kong.  Over that period, he spent July 1999 to October 2003 working as general manager for Unimet Capital Ltd. (a Canadian company specializing in mineral investment in China), November of 2002 to December of 2003 consulting with the Manele Bay Venture (a gold exploration project in Guizhou and Yunnan provinces, China), and November of 2003 to the present working as a consultant to the Company in China.  Mr. Tam has received a B.Sc. in Engineering from Queen’s University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen’s (1973), and he is a Chartered Accountant (British Columbia, 1978).

   Item 3 – Controls and Procedures

As of the end of the period covered by this Report, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

    PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On August 18, 2005, the Company issued 726,800 Units (each a “Unit”) to twenty-six individuals/entities due to the closing of the Company’s private placement at $0.50 per Unit for total proceeds of $363,400. Each Unit consists of one share of common stock of the Company, one share purchase warrant to purchase one additional share of common stock of the Company at a price of $1.00 per share until October 31, 2005, which has now been extended to January 31, 2006 with a slight price increase each month, and one piggyback warrant to purchase one additional share of common stock of the Company at $2.00 per share until January 9, 2006, which has now been extended to September 30, 2006, only if the holder thereof first exercises the share purchase warrants. The Company believes that such issuance is exempt from registration as the securities were issued to a person in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

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

On October 31, 2005, the Company issued 51,000 shares (each a “Share”) to three individuals in connection with the exercise of warrants at a price of $1.00 for 40,000 Shares and at a price of $1.075 for 11,000 Shares for total proceeds of $51,825.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On November 4, 2005, the Company issued 63,137 shares (each a “Share”) to four individuals/entities in connection with the exercise of warrants at a price of $1.075 per Share for total proceeds of $67,872.28.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.

On December 15, 2005, the Company issued 177,778 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.125 per Share for total proceeds of $200,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.

On December 19, 2005, the Company issued 200,000 shares to True North Management Ltd. in connection with shares earned under a finder’s fee agreement, dated April 6, 2004, between the Company and True North Management Ltd. relating to the Huidong Property and the execution of a formal joint venture agreement between the Company and Team 209, dated July 6, 2004.  The Company believes that such issuance is exempt from registration as the securities were issued to the entity through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On December 19, 2005, the Company issued 222,222 shares (each a “Share”) to one entity in connection with the exercise of warrants at a price of $1.125 per Share for total proceeds of $250,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the entity exercised.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

   Item 3. Defaults Upon Senior Securities

                N/A

Item 4. Submission of Matters to a Vote of Security Holders

                     N/A

Item 5. Other Information

Media Services Agreement

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

Subsequent Events

On December 15, 2005, the Magnus Board resolved to grant a number of employees and consultants options to purchase common stock in the Company as follows:

       Name and Principal Position

       Number of Options Granted

       Exercise or Base Price ($/Sh)

       Grant Date

       Expiration Date

       Vesting
          period

       Paul Taufen
        Director, Chief Technical Officer

       200,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       Ruben S. Verzosa,
        Senior Geologist

       100,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       Kai Yang, Chief Geologist for Magnus operations in China

       100,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       John Doucette, Senior Geologist

       100,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       Pete Smith,
        Director and Vice President, Corporate Affairs

       75,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       David Lorge, Senior Geologist

       100,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       Leon Ma, Senior Geologist

       60,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       Rui Zhang, Senior Geologist

       60,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

       Denis Tan, Assistant Manager, China Office

       50,000

       $1.70

       December 15, 2005

       December 15, 2011

       3 years

   Item 6. Exhibits

               31.1            Certificate pursuant to Rule 13a-14(a)

                   32.1        Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        Magnus International Resources Inc.

    Date: December 22, 2005                                           Per:      /s/ Graham Taylor

                                                                                       Graham Taylor

                                                                                       President, CEO, CFO, Secretary,

                                                                                       Treasurer and Director