Form 10QSB
period 2006-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2006-03-27
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2006	Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0351859 (IRS Employer Identification No.)

101 Convention Center Drive, 7th Floor, Las Vegas, NV (Address of Principal Executive Offices)	89109 (Zip Code)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of February 28, 2006, the Company had 34,564,169 shares of Common Stock outstanding.  An additional 3,504,152 shares are potentially outstanding pursuant to options which have vested or will vest within 60 days of January 31, 2006.  As of the date of filing this report, 800,000 options have been exercised. The resulting shares are restricted shares with the hold period starting from the date of exercise.

Transitional Small Business Disclosure Format:

Yes        No   X

Table of Contents

PART I FINANCIAL INFORMATION
Item 1	Financial Statements.................................................................................................. F-1
Item 2.	Plan of Operation......................................................................................................... 3
Item 3.	Controls and Procedures............................................................................................ 18
Part II OTHER INFORMATION
Item 1.	Legal Proceedings...................................................................................................... 18
Item 2.	Changes in Securities and Use of Proceeds................................................................. 18
Item 3.	Defaults Upon Senior Securities.................................................................................. 19
Item 4.	Submission of Matters to a Vote of Securities Holders................................................ 19
Item 5.	Other Matters............................................................................................................ 20
Item 6.	Exhibits...................................................................................................................... 21
Signatures.................................................................................................................. 21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(Unaudited – Prepared by Management)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)

Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Note 2 - Basis of Presentation - going concern	January 31	July 31
	2006	2005
		See Note 1
ASSETS

CURRENT ASSETS
Cash	$895,191	$1,832,171
Accounts receivable and prepaid expenses including related party receivable of $ 61,267 (July 31, 2005 - $73,701) (Note 8)
	237,813	116,046
Prepaid investor promotion expenses (Note 3)	860,000	-

Total current assets	1,993,004	1,948,217

Fixed assets (Note 4)	456,829	285,382

Advance to Joint Venture (Note 5)	-	-
Mineral Property Licenses (Note 5)	-	-

Total assets	$2,449,833	$2,233,599
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$177,181	$229,921
Accrued liabilities	96,595	66,061

Total current liabilities	273,776	295,982

COMMITMENTS

MINORITY INTEREST	57,865	-

STOCKHOLDERS' EQUITY
Common stock (Note 6)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 34,564,169 (July 31, 2005 - 30,500,018)	34,564	30,500
Preferred stock (Note 7)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 (July 31, 2005 - Nil)	100	-
Subscriptions received	873,750	1,114,650
Common stock to be issued	387,182	690,000
Additional paid-in capital	9,711,795	5,688,430
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(8,812,056)	(5,508,820)

Total stockholders' equity	2,118,192	1,937,617

Total liabilities and stockholder's equity	$2,449,833	$2,233,599
	==========	==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)

Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

					Exploration stage through January 31, 2006
	Three Months Ended January 31		Six Months Ended January 31
	2006	2005	2006	2005

EXPENSES
Consulting (Note 8)	$323,400	$132,558	$517,252	$266,858	$1,434,301
Finder fees	-	-	-	-	674,375
Legal and professional fees	135,225	29,923	170,039	51,823	460,742
Exploration licenses	1,037,500	-	1,040,558	-	2,344,490
Geological expenses	606,506	80,857	606,924	80,857	865,554
Salaries and benefits	69,303	50,120	135,795	68,605	374,480
Stock-based compensation	335,212	158,335	478,634	310,719	1,327,989
Travel	134,889	-	191,688	-	704,255
Other administrative expenses	258,329	143,554	396,703	291,410	860,227

Total expenses	2,900,364	595,347	3,537,593	1,070,272	9,046,413

Net loss for the period before minority interests
	2,900,364	595,347	3,537,593	1,070,272	9,046,413

Minority interest in loss for the period	234,357	-	234,357	-	234,357

Net loss for the period	$2,666,007	$595,347	$3,303,236	$1,070,272	$8,812,056
	===========	===========	===========	===========	===========

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.08)	(0.03)	(0.10)	(0.05)
	===========	===========	===========	===========

Weighted average number of common stock outstanding
	32,841,975	22,543,200	32,249,947	22,543,200
	===========	===========	===========	===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

					Exploration stage through January 31, 2006
	Three Months Ended January 31		Six Months Ended January 31
	2006	2005	2006	2005

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(2,666,007)	$(595,347)	$(3,303,236)	$(1,070,272)	$(8,812,056)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	335,212	158,335	478,634	310,719	1,327,989
Stock issued / allotted for services and licenses	255,000	-	255,000	-	1,369,000
Depreciation	19,187	6,014	31,579	7,669	57,860
Minority interest in net loss	(234,357)	-	(234,357)	-	(234,357)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(702,951)	(135,952)	(981,767)	(114,465)	(1,097,813)
Accounts payable and accrued liabilities	(40,602)	23,635	(22,206)	(1,371)	273,776

Net cash and cash equivalent from (used in) operating activities
	(3,034,518)	(543,315)	(3,776,353)	(867,720)	(7,115,601)

Cash and cash equivalent from (used in) investing activities:

Advance from (to) joint venture company	-	-	-	500,000	-
Advances on license acquisitions	-	(736,715)	-	(736,715)	-
Purchase of capital assets	(140,828)	(160,623)	(203,026)	(193,390)	(514,689)

Net cash and cash equivalent from (used in) investing activities
	(140,828)	(897,338)	(203,026)	(430,105)	(514,689)

Cash and cash equivalent from financing activities:
Issue of preferred shares	100	-	100	-	100
Options exercised	400,000	-	400,000	-	400,000
Subscriptions received	1,090,625	1,763,887	1,293,125	2,040,741	6,156,184
Warrants exercised	873,010	-	1,084,760	-	1,704,760
Finders fees paid in respect of private placement (Note 6)	(27,808)		(27,808)		(27,808)
Contributions attributable to minority interest	292,222	-	292,222	-	292,222

Net cash and cash equivalent from financing activities	2,628,149	1,763,887	3,042,399	2,040,741	8,525,458

Increase in cash and cash equivalent	(547,197)	323,234	(936,980)	742,916	895,168

Cash and cash equivalent, beginning of period	1,442,388	693,137	1,832,171	273,455	23

Cash and cash equivalent, end of period	$895,191	$1,016,371	$895,191	$1,016,371	$895,191
	===========	===========	===========	===========	===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity since July 31, 2002
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Common Stock	Amount	Preferred stock	Subscription received	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2002	21,543,200	$ 21,543	$ -	$ -	$ -	$ 2,362	$ 59,008	$ -	$ (109,417)	$ (26,504)
Capital contributed by shareholder	-	-	-	-	-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-	-	-	-	-	(6,471)	-	-	(6,471)
Net income for the year		-	-	-	-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ 55,623	$ -	$ (77,143)	$ 23
Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000	400	-	-	-	-	171,600	-	-	172,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	190,000	-	-	-	-	190,000
Shares subscription received	-	-	-	1,327,254	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	276,705	-	-	276,705
Net loss for the year	-	-	-	-	-	-	-	1,737,327)	-	(1,737,327)

Balance July 31, 2004	22,543,200	$ 22,543	$ -	$1,327,254	$190,000	$ -	$755,328	$(1,737,327)	$ (77,143)	$ 480,655

Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	3,535,805
Stock Based compensation	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818	7,337	-	(3,748,409)	-	-	3,741,072	-	-	-
Exercise of Warrants ($1.00)	620,000	620	-	-	-	-	619,380	-	-	620,000
285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	500,000	-	-	-	-	500,000
Net loss for the year	-	-	-	-	-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005	30,500,018	$ 30,500	$ -	$1,114,650	$ 690,000	$ -	$ 5,688,430	$ (5,508,820)	$ (77,143)	$ 1,937,617

Share subscriptions received	-	-	-	202,500	-	-	-	-	-	202,500
Stock-based compensation	-	-	-	-	-	-	143,422	-	-	143,422
Shares issued pursuant to units subscribed	976,800	977	-	(613,400)	-	-	612,423		-	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Subscriptions received for exercise of warrants	-	-	-	211,750	-	-		-	-	211,750
Shares issued pursuant to warrant exercise ($1.00)	344,000	344		(345,100)	-	-	344,756	-	-	-
Shares issued pursuant to agreement	285,714	286	-	-	(500,000)		499,714	-	-	-
Net loss for the three months	-	-	-	-	-	-	-	(637,229)	-	(637,229)

Balance October 31, 2005	32,106,532	$ 32,107	$ -	$ 570,400	$ 190,000	$ -	$ 7,288,745	$ (6,146,049)	$ (77,143)	$ 1,858,060
Share subscriptions received	-	-	-	1,090,625	-	-	-	-	-	1,090,625
Shares allotted as finders' fees (Notes 5 and 7)	-	-	-	-	132,182	-	(132,182)	-	-	-
Finders' fees paid in cash							(27,808)			(27,808)
Finders' fee shares issued	200,000	200	-	-	(190,000)	-	189,900	-	-	-
Shares allotted for acqusition of mining licenses (Note 4)	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	335,212	-	-	335,212
Shares issued pursuant to subscriptions (Note 5)	724,500	724	-	(830,625)	-	-	829,901	-	-	-
Subscriptions received for warrant exercise	-	-	-	873,010	-	-	-	-	-	873,010
Shares issued pursuant to warrant exercise (Note 5)	733,137	733	-	(829,660)	-	-	828,927	-	-	-
Shares issued pursuant to Options exercise (Note 5)	800,000	800	-	-	-	-	399,200	-	-	400,000
100,000 shares Preferred Stock subscribed and issued (Note 6)	-	-	100	-	-	-	-	-	-	100
Net loss for three months	-	-	-	-	-	-	-	(2,666,007)	-	(2,666,007)

Balance January 31,2006	34,564,169	$ 34,564	$ 100	$ 873,750	$ 387,182	$ -	$ 9,711,795	$(8,812,056)	$ (77,143)	$ 2,118,192
	=========	=========	========	========	========	============	=========	=========	=========	=========

The accompanying notes to consolidated financial statements are an integral part of these statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended July 31, 2005 included in the annual report previously filed on Form 10-KSB.  These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at January 31, 2006, and the results of operations and cash flows for the interim periods ended January 31, 2006 and 2005.

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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 4).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through January 31, 2006.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of January 31, 2006.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The company owns 90% of the issued shares of Long Teng as at January 31, 2006. Under the terms of the joint venture agreement the Company’s interest in Long Teng was reduced to 90% in the three months ended January 31, 2006, as described in Note 5.  The activities of Long Teng are governed by the joint venture agreement.

On November 25, 2005, the Company completed the purchase of Golden River Resources Corp. (“Golden River”). Golden River is participating in a co-operative joint venture in China. Under the joint venture, Golden River acquires a 90% interest in the sino-foreign joint venture company Yunnan Western Mining

Ltd. (“Western Mining”) by making capital contributions on the schedule required by the joint venture agreement. Golden River has recognized its interest in Western Mining as 90%.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Golden River, Gravity Marketing, Magnus BVI and Magnus HK and its 90%-owned subsidiaries, Long Teng and (indirectly) Western Mining.  All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at January 31, 2006 and 2005, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production.  As at January 31, 2006, the Company did not have proven or probable reserves.

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

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:
Computer equipment                                                                3 to 5 years
Computer software                                                                   3 years
Field equipment                                                                        5 years
Leasehold improvements                                                           2 years
Office furniture and equipment                                                   5 years
Vehicles                                                                                  10 years

Advertising Expenses

Advertising expenses are expensed as incurred.  Advertising and promotional expense incurred by the Company for three months ended January 31, 2006 was $27,002 (2005 - $Nil).

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the three months ended January 31, 2006 and 2005 because common stock equivalents consisting of options to acquire 5,074,000 (2005 – 4,000,000) shares of common stock and warrants to acquire 6,933,731 (2005 – nil) shares of common stock that are outstanding at January 31, 2006 and 2005 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments

The carrying value of cash, advances receivable, and accounts payable and accrued liabilities at January 31, 2006 and 2005, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.  During the three months ended January 31, 2006, the Company has no comprehensive income other than net income (loss). Cumulative other comprehensive income (loss) to date is immaterial and is included in net loss from operations.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at January 31, 2006 and 2005, the Company does not believe any adjustment for impairment is required.

Finders’ fees

Finders’ fees paid to consultants for referring investors are capitalized and are offset against the proceeds of the offering if successful and are expensed and charged to operations if the offering is not successful.

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

The Company has a stock-based compensation plan that is described more fully in Note 8.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123 (R), only certain pro-forma disclosures of fair values were required.  SFAS 123 (R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS No. 123 (R) would increase the net loss for the three months ended January 31, 2006 by $155,411 (2005 - $114,328) and would increase additional paid-in-capital as of January 31, 2006 by $155,411 (2005 - $114,328) (Note 8).

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

The Company has experienced losses since the inception of the exploration stage amounting to $8,812,056 as of January 31, 2006.  As of January 31, 2006, the Company had a total of $895,191 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next six months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. PREPAID INVESTOR PROMOTION EXPENSES

Prepaid investor promotion expenses consist of amounts paid pursuant to a service agreement ( the “Agreement”) with Parker Communication Corporation (“Parker”).  In consideration of the services to be performed by Parker and various vendors and sub-contractors retained by it for printing, distributing and other related costs, the Company agrees to pay Parker, which includes payment of Parker’s overhead incurred and profit in connection with performance of this Agreement as follows:

(A)  An initial non-refundable deposit of $100,000 upon execution and an additional $860,000.00 had been paid at January 31,2006;

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

The prepaid amounts as at January 31, 2006, relate to a mail-out to be sent by Parker in March, 2006. If  Parker were to fail to send the mail-out, payments made by the Company would be refunded.

4. FIXED ASSETS

Fixed assets consist of the following:

	January 31, 2006	July 31, 2005

Computer equipment	$55,636	$41,444
Computer software	44,365	10,264
Field equipment	129,524	32,752
Leasehold improvements	8,308	8,264
Office furniture and equipment	26,769	21,583
Vehicles	251,724	197,356

	516,326	311,663
Less: Accumulated depreciation	59,497	26,281

	$456,829	$285,382
	===========	===========

5. MINERAL PROPERTIES AND JOINT VENTURES

To January 31, 2006, the Company had entered into the following material agreements to acquire certain mineral properties and exploration licenses in China.

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

The Company agreed to pay a finder’s fee of 200,000 shares of its common stock valued at $190,000 and $200,000 cash to a corporation. The finder’s fee, totaling $390,000, was expensed in 2004.  The 200,000 shares were issued on December 15, 2005.

Yunnan Western Mining, Ltd.

On July 26, 2005, Magnus and First Fortune Investments Inc. entered into a Letter Agreement (the “Letter Agreement”) whereby  Magnus agreed to acquire 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc. (“First Fortune”), and which was participating in a co-operative joint venture with Team 209 pursuant to an agreement dated August 29, 2003 (the “Mangshi Joint Venture”), between Golden River and Team 209. The acquisition of Golden River was completed on November 25, 2005.

Under the Mangshi Joint Venture, Golden River and Team 209 formed a Sino-foreign joint venture company, Yunnan Western Mining Ltd. (“Western Mining”).  The Mangshi Joint Venture gives Golden River a 90% interest in Western Mining, which holds a mineral exploration license comprising approximately 114 square kilometers.  The license is located in the Luxi Gold Belt in the western part of Yunnan Province, People’s Republic of China, and the property is known as the Mangshi Property (“Mangshi”).

Pursuant to the Letter Agreement, Magnus acquired 100% of the shares of Golden River for a total consideration of up to $400,000. $300,000 of the consideration was payable to First Fortune and up to $100,000 is payable directly to Team 209 on behalf of First Fortune towards Golden River’s outstanding debt owing to Team 209 with respect to operating costs of Western Mining to date.  The Company has paid the $300,000 to First Fortune.

Upon closing the Letter Agreement on November 25, 2005, the Company assumed all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture.  The terms of the Mangshi Joint Venture require Golden River to expend, through its Sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years.  The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, requires the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company.  Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209. (Note 10). As at January 31, 2006, Golden River has directly contributed $700,000 in capital to Yunnan Western Mining Ltd.

Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine) in exchange for 150,000 shares of common stock of the Company. The shares have not yet been issued as of January 31, 2006. The Company has recognized the allotment of the shares at a value of $1.70 per share, being the trading price of the company’s stock on October 29, 2005.

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

Initial exploration work conducted by the Company indicated ore grades in the Xintaizi area were insufficient to justify further exploration.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transfer of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding, Magnus, through Long Teng Mining, will receive 1,500,000 RMB within 20 days of execution of the Compensation Agreement.  From the date of execution of the Compensation Agreement, Team 209 has assumed all ownership and liability for Kangding Kangma. As of January 31, 2006 the compensation has not been paid, but has been recovered by way of offset against amounts owing by Yunnan Long Teng Mining Ltd. to Team 209.

6. COMMON STOCK

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

On January 9, 2006, the Company issued in aggregate 100,000 units (each a “Unit”) under a private placement at $0.50 per Unit.  Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company until April 30, 2006 at a price of $1.15 per share as of January 31, 2006 and increasing in price by $0.025 on the first day of each subsequent month, and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until September 30, 2006, only if the holder thereof first exercises the share purchase warrants.

On January 9, 2006, a Director of the Company exercised 800,000 stock options at a purchase price of USD$0.50 per share for total proceeds of $400,000.

On January 16, 2006 the Company issued 624,500 units (each a “Unit”) under a private placement at $1.25 per Unit.  Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share until May 25, 2007.

On November 2, 2005, the Company issued 63,137 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.075 for 11,637 Shares and at a price of $1.10 for 51,500 Shares for total proceeds of $69,160. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On December 15, 2005, the Company issued 400,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.125 for total proceeds of $450,000. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On January 25, 2006, the Company issued 270,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.15 for total proceeds of $310,500. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its recent private placement of units at $1.25, each Unit consisting of one common share and one half warrant exercisable at $2.00.  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 61,480 Units as finders’ fees as at January 31, with each Unit valued at the January 31 trading price of the Company’s stock, which was $2.15 per share. In addition, the Company paid $27,808 in cash to another consultant as finders' fees in respect of the private placement.

Warrants outstanding and exercisable as of January 31, 2006:

Exercise price	Unit of warrant	Expiry date

$1.15	6,306,481	April 30, 2006
$2	80,000	May 24, 2007
$2	15,000	August 15, 2007
$2	220,000	August 30, 2007
$2	312,250	January16, 2008

7. PREFERRED STOCK

Effective April 8, 2005, the Company amended its Articles of Incorporation to create 1,000,000 shares of preferred stock with a par value of $0.001 each, and approved the issue of 100,000 such preferred shares as Series “A” preferred shares to management of the Company. The Series “A” preferred shares entitle the holder to 1,000 votes per share, shall not participate in dividends and shall not participate in any distribution upon liquidation, dissolution or winding up of the Company. 100,000 Series “A” preferred shares were issued and fully paid for at a price of $0.001 per share on January 23, 2006.

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended January 31, 2006, the Company paid $30,000 (2005 - $30,000) to the chief executive officer of the Company for consulting services rendered.

In the three months ended January 31, 2006, the Company paid $58,975 (2005 - $nil) to a director of the Company for geological consulting services rendered.

As of January 31, 2006 the Company has an advance receivable of $61,267 (2005 - $90,779)  from a company controlled by a director of Long Teng.

The Company entered into a consulting agreement (the “Agreement”) with an individual who was appointed as a director of Long Teng in September 2004.  Pursuant to the Agreement, the Company pays a fee of $10,000 per month.  The Agreement has a term of two years expiring on February 28, 2006.  During the three months ended January 31, 2006, the Company incurred $30,000 (2005 – $30,000) in consulting fees under the terms of the Agreement.

The Company paid $39,000 (2005 - $24,000) to two relatives of a director of the Company for consulting services rendered. The Company has agreed to pay shares and warrants valued at $69,187 to relatives of directors as finders' fees, which are included in the finders’ fees as more fully described in Note 6.

9.  STOCK-BASED COMPENSATION

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

During the year ended July 31, 2005, 390,000 stock options were granted under the Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 130,000 were issued to directors and employees and 260,000 were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  The options expire on February 18, 2010.  60,000 stock options granted to a consultant were forfeited during the year ended July 31, 2005 and 414,000 stock options granted to consultants were forfeited during the six months ended January 31, 2006.

On November 1, 2005, 1,398,000 stock options were granted under the Plan with the exercise price of $1.70 per share, being the market price at the time of the grant.  Of these options, 305,000 were issued to directors and employees and 1,093,000 were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  653,000 of these options expire on November 1, 2011 and 745,000 expire on December 15, 2011.

On November 1, 2005, 250,000 stock options were granted under the Plan with the exercise price of $1.75 and 250,000 stock options were granted under the Plan with the exercise price of $3.50 pursuant to a services agreement. These options vested immediately and expire on November 1, 2007.

On January 31, 2006, 60,000 stock options were granted under the Plan with the exercise price of $2.15 per share, being the market price at the time of the grant.  All of these options were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 30, 2006. The options expire on January 31, 2012.

A summary of the Company’s stock option activities is presented below:

	Employee/ Director Options	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, July 31, 2002 and 2003	—	—	$—
Options granted:	1,624,000	2,376,000	0.50

Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50
Options granted:	130,000	260,000	1.60
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50
Options forfeited	—	(60,000)	1.60

Options Outstanding, July 31, 2005	2,076,000	2,254,000	$0.59
Options granted:	305,000	1,653,000	1.95
Options exercised:	(800,000)	—	0.50
Options held by individuals who changed status from consultant to employee	200,000	(200,000)
Options forfeited	—	(414,000)	0.50
	=============	============	==========

Options Outstanding, January 31, 2006	1,781,000	3,293,000	0.87

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Vested at January 31,	High	Low	Of Shares	Price

2006 and earlier	1.70	0.50	3,472,292	$0.87
Remainder of 2006	2.15	1.60	298,000	$1.70
2007	2.15	1.60	596,000	$1.70
2008	2.15	1.60	550,167	$1.70
2009	2.15	1.70	157,541	1.73

			5,074,000
			=============

If not previously exercised or canceled, options outstanding at January 31, 2006 will expire as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise
Expiry Date	High	Low	of Shares	Price

Year Ending July 31,
2008	3.50	1.75	500,000	2.63
2009	0.50	0.50	2,786,000	$0.50
2010	1.60	1.60	330,000	$1.60
2012	2.15	1.70	1,458,000	1.72

			5,074,000
			=============

The fair values of the options granted in the six months ended January 31, 2006 were estimated at values ranging from $0.18 per share to $1.08 per share. The fair values of the options granted in the years 2005 and 2004 were estimated at $1.05 per share and $0.47 per share, respectively, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	2006	2005	2004

Volatility:	53%	80%	256%
Risk-free interest rate:	4.04%	3.13%	2.54%
Dividend yield:	--	--	--
Expected lives (years):	5	5	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the six month period if the Company had applied the fair value recognition provision of SFAS No. 123:

	2006	2005

Net loss, as reported	$ (3,303,236)	$ (1,070,272)
Deduct: Total stock-based employee compensation expenses	(281,115)	(244,125)

Net loss, Pro-forma	$ (3,584,351)	$ (1,314,397)
	=============	=============

Loss per share:
Basic and diluted, as reported	$ (0.10)	$ (0.05)
	=============	=============

Basic and diluted, pro-forma	$ (0.11)	$ (0.06)
	=============	=============

10.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2006	2005

Loss for the period	$(3,303,236)	$(1,070,272)
Average statutory tax rate	35%	35%

Expected income tax provision	$(1,156,133)	$(374,595)
Impact of tax rate difference in foreign jurisdiction	29,400	3,267
Non-deductible stock-based compensation	167,522	108,752
Mining license acquired through stock allotment	89,250	--
Tax basis of deferred expenses in excess of book cost	485,099	53,904
Unrecognized tax losses	384,862	208,673

Income tax expense	$--	$--
	===========	===========

Significant components of deferred income tax assets are as follows:

	2006	2005

Net operating losses carried forward in United States	$902,914	$208,673
Excess of tax basis over book cost of deferred expenses in China	887,581	53,904
Valuation allowance	(1,790,495)	(262,577)

Net deferred income tax assets	$-	$--
	===========	===========

The Company has net operating losses carried forward of $2,570,000 for United States tax purposes which will expire in 2026 if not utilized.

11. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

                                                                                 January 31, 2006         January 31, 2005
Canada                                                                          $ 1,733,068                   $  723,202
United States                                                                                  --                                --
China                                                                                   716,765                    1,394,784

Total                                                                            $   2,449,833           $       2,117,986
                                                                                    =========            ===========

Item 2.  Plan of Operation

General Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of mineral properties, focusing on China.  The current primary focus of the Company is the exploration and development of gold properties in China. To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements” below).  Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.  The Chinese venture partner may also provide geological expertise and carry out geological evaluations of joint venture properties. In the future, the Company may also set up wholly foreign invested enterprises in order to acquire mineral mining or exploration rights in China.

We are incorporated under the laws of the State of Nevada, USA on April 4, 2001 and have a July 31 fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Offfice	United States Office	China Office	United Kingdom Office
1285 West Pender Street, Suite 110 Vancouver, BC Canada V6E 4B1 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada, 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province 650031, People’s Republic of China Tel: 86--871--3642422 Fax: 86- 871- 3642420	1 Berkeley St. London, United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100

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

Joint Venture Agreements

Yunnan Long Teng Mining Ltd.

On July 6, 2004, the Company signed a formal cooperative joint venture contract (“JV Agreement”) with Team 209 to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd. (“Long Teng Mining”), a Sino-foreign Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province.  Under the JV Agreement, if either Magnus or Team 209 acquires any further mining rights for the area surrounding the Exploration License areas then the respective party must, on a first priority basis, transfer such mining rights to Long Teng Mining for a fee permitted by law or at an appropriate price.

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

On September 29, 2004, this JV Agreement was approved by the Chinese Government and a business license for Long Teng Mining was issued.  The exploration license for the Huidong property was successfully transferred into the Joint Venture Company, Long Teng Mining, on July 27, 2005.

As of January 31, 2006, Magnus had made $2,130,000 in capital contributions to Long Teng Mining.

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

Pursuant to the Letter Agreement, Magnus has acquired 100% of the shares of Golden River and the Company has assumed all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture as of the closing date (November 25, 2005). The terms of the Mangshi Joint Venture requires the Company to expend, through its sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years. The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, requires the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  Formal  ownership in increments of 30% interest in Western Mining shall be recognized for every aggregate of $1,000,000 contributed by the Company. Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209. Western Mining is required to have five directors, three of whom are appointed by Golden River.

Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine).  Under the mining license transfer agreement (the “Transfer Agreement”), the mining license holding the permits will be transferred to Western Mining (the joint venture company holding the larger exploration license).  The existing heap leach operations will continue to be operated by Team 209 under the Transfer Agreement, but only to a maximum depth of 15 meters, only for a maximum period of 3 years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement. Magnus maintains an option to purchase the existing estimated resources within the mining license at any time.

Other Projects

The Company is actively investigating other areas of China in search of additional mineral exploration and mining properties and additional joint venture opportunities.

Employees

As of January 31, 2006, the Company had 5 full-time employees (over and above its directors, officers and consultants), one employed in an administrative capacity at the Company’s office in Kunming, China, one employed as a bookkeeper with the Company’s Kunming Office, and three employed in an administrative capacity at the Company’s office in Vancouver, British Columbia. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture companies, Long Teng and Western Mining, have hired about 50 contractors, mainly from Team 209, to explore their respective properties. Long Teng has 34 employees, of which 23 employees vest in 209 Geological Brigade, and the other 11 employees are external engagement. Further contract workers and groups are used by the Company on an ad hoc basis to assist in conducting the exploration programs.  These entities also have various administrative, accounting and management staff.

Western Mining has 18 employees, of which 6 employees vest in 209 Geological Brigade, and the other 12 employees are external engagement

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended January 31, 2006, the Company had an operating loss of $2,825,997.  At January 31, 2006, the Company had working capital of $1,719,228. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

The Ministry of Land and Resources (“MOLAR”) is the central-government-level ministry in charge of exploration and mining licenses. Generally speaking, MOLAR holds the final authority to issue exploration and mining licenses to Mining JVs; however, for projects in Yunnan and Sichuan provinces, it has delegated this authority to the respective provincial-level bureaus of land and resources in those provinces.

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

Outlook

Mineral prices rose steadily during our last fiscal year. At July 31, 2004, the price of gold was $391.40 per ounce compared to $429.50 at July 29, 2005, representing an increase of approximately 9%. Similarly, the value of copper and the value of silver both increased during the same period. Management believes that this trend will continue (the price of gold reached $545.80 per ounce on February 23, 2006) and as a result, the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

At January 31, 2006, we had interests in two properties that might contain mineralized material (see “Joint Venture Properties, below”).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had working capital of $1,719,228 at January 31, 2006. Total cash requirements stipulated under the Company’s Joint Venture Agreements with Team 209 of China calls for a $5,000,000 equity investment into the joint venture company called Yunnan Long Teng Mining Ltd., and a $3,010,000 investment into the joint venture company called Yunnan Western Mining Ltd., by Magnus.

Under the Huidong (Long Teng) joint venture agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of January 31, 2006, the Company had contributed $2,130,000 to the joint venture company. The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company has 36 months from July 29, 2004, to contribute an additional $880,000 to the joint venture company to meet its financing requirements, and then all other contributions must be made as per the schedule above.

Under the Mangshi Joint Venture Agreement, Magnus subsidiary Golden River Resources Corp. is required to contribute to the joint venture company a total of $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007. As of January 31, 2006 Golden River had contributed $700,000 to Yunnan Western Mining Ltd., thus meeting its requirement to December 31, 2005 Golden River has until December 31, 2006, to contribute a cumulative total of $1,500,000 to the Mangshi Joint Venture.  Thus, the company must contribute an additional $800,000 to the joint venture company to meet its financing requirements to that date, and must thereafter make all other required contributions as per the schedule above.

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

Cooperative Joint Venture Contract dated August 29, 2003, between Golden River Resources Inc., a British Columbia company, acquired by Magnus through a Letter Agreement dated July 26, 2005, and Team 209.

The JV Agreements with Team 209 grant the Company a right to participate in the proceeds from the properties above for a term of 30 years (for Huidong) and 25 years (for Mangshi) respectively, each of which may be extended. Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Team 209), provided certain financing schedules are met by the Company (see “Description of the Business and Risk Factors – Joint Venture Agreements”.

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

In July 2005, Southwestern Resources reported a current combined indicated and inferred resource at the Boka project of 5.4 million ounces of gold. This significant, newly discovered resource is expected to increase in size and grade as Southwestern continues with expansion and infill drilling. A preliminary assessment and engineering scoping study was recently completed on the first two zones of the Boka gold system by Hatch Limited, a worldwide engineering firm with extensive experience in China. The study adopted a conservative approach to ore estimation using protocols and procedures in compliance with national instrument 43-101 reporting in Canada. The Hatch study considers the Boka Project to be one of the significant gold discoveries of recent years. Furthermore, capital and operating costs for mining operations in this part of China are reported to be low. The complete study is available at Southwestern's website at www.swgold.com .

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

Huidong West / Dingjiaping (Target 1)

Follow up exploration work completed by Team 209 and Magnus in late 2005 within Target area 1 (including the completion of an infill sampling program) generated coherent gold (Au) in soil anomalies, including one contiguous soil gold anomaly extending over 1.15 km2 in an area designated by the local village name of Dinjiaping.  The anomaly is outlined in more detail in the "Huidong Exploration Update with Diagrams" pdf report found at www.magnusresources.com.  The thickest portion of this gold in soil anomaly commonly contains soil gold concentrations of 100 ppb Au and above.  A concentration of 100 ppb or higher of gold in soil is a considered to be clearly indicative of associated gold mineralization in the Huidong-Boka district.

More detailed investigation of Priority Area 1 revealed the presence of fifty four old tunnels where historical gold mining has occurred. This is a very good indication of potentially high ore grades for gold since the gold concentrations in historical tunnels would typically have been high enough to warrant recovery by very labor-intensive and primitive mining methods.  Rocks from these tunnels and other exposures away from tunnels have been sampled and analyzed for Au.  Thirteen of these sixteen rocks collected from the area of the 1.15 km2 soil gold returned Au concentrations of 1 g/tonne or higher, with the Au concentration range extending from below detection to as high as 7.2 g/tonne.  Further, there were 21 surface rock samples with greater than 1 g/tonne Au based on limited surface sampling to date.  The occurrence of gold-bearing rock samples at surface with these gold concentrations is considered highly encouraging.

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

The road construction has advanced well into early 2006, with over 5 km having been constructed to January 31, 2006, and the road is now accessing the target area at Dingjiaping.  Results have indicated soil samples containing up to 973 ppb Au in discrete areas that have been identified for follow up investigation by mechanized trenching and road building.

Huidong East (Target 2)

A 4500 in-fill soil sampling program was commenced across all three target zones in late 2005 (guided by results from the 10,000 sample high and low density surveys conducted earlier in 2005), and analysis from 1227 soils taken from the eastern portion of the concession over an area referred to as Huidong East were received at the end of 2005.

A strong Au-in soil anomaly has been defined that confirms the previous anomaly feature observed in pulverized soils, and sharpens it significantly due to the higher density 80m x 40m sample spacing employed in the infill soil sampling program.

Soil Au analysis results over the Huidong East anomaly include strong Au-in-soil concentrations up to 438 ppb Au in a well-constrained area of approximately 1.6 km2. The soil Au concentrations at Huidong East compare extremely well with the 20 ppb Au soil concentration levels used to define significant Au mineralization at the Boka deposit, approximately 14 km to the south of this Au feature at Huidong East.

Factor analysis completed on the soil data shows a clear element grouping among gold (Au), copper (Cu), and Arsenic (As), within the soil Au anomaly. Copper and Arsenic also are reported to occur in elevated concentrations in association with Au at Boka, and the same element association at Huidong East suggest a possible mineralization style similar to that observed at Boka.

Huidong South (Target 3)

Infill soil sample results were received from the 2005 infill sampling program for 1612 sites in the Huidong South area of the Huidong Concession.  These soil analysis results provided the highest concentrations of gold and copper in soils observed to date on the Huidong Concession.

The highest concentrations of gold and copper in soil were observed in a single sample containing 3014 ppb Au (over 3 g/tonne Au) and over 1% copper.  This very high concentration of gold in soil occurred in a cluster of very high Au-in-soil concentrations.

Of the 1612 soil samples analyzed from Huidong South, 577 soils contained greater than or equal to 20 ppb Au, 160 soils contained greater than or equal to 50 ppb Au, and 45 soils contained greater than or equal to 100 ppb Au.

Huidong concession gold targets

Based on the degree of rock exposure and thickness of soils, additional follow up exploration at both Dinjiaping, Huidong West and Huidong South will likely include several exploration options:

1. Additional infill soil sampling;
2. Shallow drilling using small rigs capable of penetrating to 30 meters depth;
3. Tunneling;
4. Core Drilling.

The well-expressed Au-in-soil features at all three targets will be followed up with detailed mapping / surface rock sampling, and also with geophysical surveys, Transient Time Domain Electromagnetics (TEM) and some Induced Polarization (IP).  The combination of detailed mapping / surface rock sampling and geophysical surveys will define drill targets. Drilling is anticipated to commence prior to the rainy season that commences in late June of 2006.

A comprehensive exploration plan, as developed by Dr. Paul Taufen is available on the Magnus website at www.magnusresources.com.

Mangshi Joint Venture Property

Property Location and Geology

The Company’s Mangshi Property is located in the Luxi Gold Belt, a 40km northeasterly geological trend, in the southwestern part of Yunnan Province, Peoples Republic of China, known as the Mangshi Property.  The exploration license held by Magnus and Team 209’s joint venture company, Yunnan Western Mining Ltd., is for 113.96 square kilometers located approximately 25km southwest of Luxi City.

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

Exploration History

There is an abundance of geological information already available about the property, and a report on the property pursuant to Canadian National Instrument 43-101, dated October 27, 2003, has already been published. The report was prepared by Ruben S. Verzosa, P. Eng, and an updated version is available on the Company’s website located at www.magnusresources.com. Mr. Verzosa is a qualified person as defined by National Instrument 43-101 in Canada and is a member of the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Verzosa has been hired by the Company to assist with the immediate exploration of the Mangshi Property.

Exploration Progress and Future Plans for the Mangshi Property

An environmental baseline study was completed at the end of 2005 to establish the environmental status upon commencement of Magnus/Western Mining exploration activity at Mangshi.

The exploration plan for the Mangshi Property comprises three scales of exploration:
  Local scale exploration along the Maiwoba – Guoyuan – Mulingba Au shear zone
  Intermediate scale follow up trenching at the Qingtang River target
  District scale Au targets - follow up of stream drainage anomalies within the Mengdan exploration license

Local scale exploration is designed to test the known Maiwoba – Guoyuan – Mulingba Au trend defined by Au-mineralized rock and greater than 100 ppb Au in soil. The Au trend is covered by the 113.96 km 2 exploration license (covered by the Mangshi Joint Venture) and the mining permits within the Manshi Property (recently acquired by Yunnan Western Mining Ltd. by Transfer Agreement, see “Joint Venture Agreements: Yunnan Western Mining Ltd.”, above) at Maiwoba and Guoyuan.

Testing along the Maiwoba - Guoyuan - Mulingba Au trend is expected to comprise of additional detailed mapping and sampling of mineralized rock and identified breccia zones, as well as the pit floors from the small-scale oxide ore mining operations. A dipole-dipole Induced Polarization (IP) geophysical survey executed by the Yunnan Institute of Geophysics and Geochemistryhas completed 30 line kilometers of surveying. The IP survey has identified zones of sulphides (pyrite) and zones of silicification along the depth extent of the northwest-dipping fault and shear zones believed to control Au mineralization in the area. Detailed drill target definition for the initial 7,500 meter diamond core drilling program was done based on the mapping, sampling, and geophysical surveying. The program is testing the depth extent of the Maiwoba - Guoyuan - Mulingba Au trend.

Drill core sawing and core sample preparation equipment has been purchased to support the core drilling and sampling program, and facilities have been set up on site for the work.

Magnus recently announced early stage drill results from the Mangshi Property.  Gold analysis results from the SGS laboratory in Tianjin show continuity of gold mineralization across four drill holes designed to test the depth extent of a gold-mineralized breccia system identified at surface.  As shown in the chart below, drill holes MS05-2, MS)%-3, MS06-6, and MS06-7 intersected gold mineralization in both shallow and deep holes.  A summary of results from the first 10 drill holes is tabulated as follows:

Hole_ID	From	To	Length	g/tonne Au
MS05-2	0	67.45	67.45m	0.55
MS05-3	10	23.8	13.8m	1.74
MS06-6	23.9	36	12.1m	1.89
MS06-7	22.1	37	12.6m	2.21
MS05-1	No Significant Mineralization
MS05-4	No Significant Mineralization
MS05-5	No Significant Mineralization
MS06-8	No Significant Mineralization
MS06-9	No Significant Mineralization
MS06-10	No Significant Mineralization

Hole locations relative to the mining lease and surface exposures of rock types and breccia zones are displayed in the below figure.  Holes MS05-2, MS05-3, MS06-6, and MS06-7 identify a coherent zone of mineralized rock at depth on the Mangshi property.  Additional logging and structural interpretation of these drilling results is expected to lead to additional drilling to define the extension and limits of this gold mineralization.

Mangshi drill hole locations, holes MS05-1 to 5, MS06-6 to 10

Geophysical survey data received during the course of the initial drilling has identified large, pronounced northeast-trending Induced Polarization (IP) and Resistivity features, located approximately 400 meters southeast of the initial 10 drill holes at Mangshi.  The northeast IP and Resistivity trend extends for over 3 kilometers. Drill testing of these geophysical features is underway.

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

Leased Office Space

The Company currently leases four administrative offices: in Vancouver, British Columbia, Canada; in Kunming, China; in Las Vegas, Nevada; and in London, United Kingdom.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approximate monthly cost
Suite 110-1285 West Pender, Vancouver, BC, Canada	1200 Square feet	Month to month lease	$2900 CDN
Dushimingyuan Bldg., No. A-2708, Central Renmin Road, Kunming City, Yunnan Province 650031, People’s Republic of China	1000 Square feet	2 years (expires April 5, 2006)	RMB 4000, which was equal to approximately $493 USD on January 31, 2006
101 Convention Center Drive, 7 th Floor, Las Vegas, NV, USA 89109	Shared Space, 2500 square feet	One Year	$2000 USD (per year)
1 Berkeley Street, London, UK, W1J 8DJ	Shared Space, 1500 square feet	Month to month	$500 USD

DIRECTORS, EXECUTIVE OFFICERS and Key Persons

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

NAME                                           AGE                      OFFICES HELD
Graham Taylor                                36                          President, CEO, CFO, Secretary, Treasurer and a Director
Pete Smith                                       36                         Director, Vice President of Corporate Affairs
Stephen (Sek Toh) Tan                    70                         Director
Dr. Paul Taufen                                53                         Director

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

STEPHEN TAN has been a director of the company since February 8, 2005. Mr. Tan is a professional engineer who received his mechanical engineering certification from Loughborough University (Midlands, United Kingdom) in 1960 and a D.I.C. degree from the Imperial College of Science and Technology in London in 1961. In 1964, Mr. Tan founded Setron, a company that he would turn into the largest television and electronic equipment manufacturer in South East Asia, and which listed on the Singapore Stock Exchange. Mr. Tan eventually sold Setron to Haw Par International in 1980. Also in 1980, the Republic of Singapore acknowledged Mr. Tan's contributions to his country by presenting him with a lifetime contribution Public Service Medal (P.B.M.). Mr. Tan has extensive experience serving on the Boards of both public and private companies, but has not served on the Board of a public company in the last 5 years.

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

There have been no significant changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2005, the Company issued 63,137 shares (each a “Share”) to four individuals in connection with the exercise of warrants at a price of $1.075 for 11,637 Shares and at a price of $1.10 for 51,500 Shares for total proceeds of $69,160. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On December 15, 2005, the Company issued 400,000 shares (each a “Share”) to two individuals in connection with the exercise of warrants at a price of $1.125 for total proceeds of $450,000. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On January 9, 2006, the Company issued 100,000 units (each a Unit) to two entities due to the final closing of the Company’s private placement at $0.50 per Unit for total proceeds of $50,000. These Units were fully paid for by May 2004. Each Unit consists of one share of common stock of the Company, one share purchase warrant and one piggyback warrant, with each warrant entitling the holder to purchase one additional share of common stock of the Company at US$1.15 (as at January 31, increasing by $0.025 on the first day of each subsequent month) per warrant share until April 30, 2006, and each piggyback warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per piggyback warrant share until September 30, 2006, only if the warrants are first exercised. The Company believes that such issuances are exempt from registration as the securities were issued to the individuals through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On January 9, 2006, Graham Taylor, President, CEO and a Director of the Company, exercised 800,000 stock options at a purchase price of USD$0.50 per share for total proceeds of $400,000. The resulting shares are restricted from re-sale for one year from the date of exercise. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On January 16, 2006, the Company issued 624,500 units (each a Unit) to 40 individuals/entities due to the first closing of the Company’s private placement at $1.25 per Unit for total proceeds of $780,625. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until January 17, 2008. The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

On January 24, 2006, the Company issued 100,000 Series A preferred shares to Graham Taylor, President, CEO and a Director of the Company at a price of $0.001 per share for total proceeds of $100. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States. These Series A preferred shares have the following base characteristics:
  Dividends
  Series A Preferred Stock shall not participate in dividends.
  No Liquidation Preference
  In the event of any liquidation, dissolution, or winding up of this Company, either voluntarily or involuntarily, the holders of the Series A Preferred Stock shall not be entitled to receive any distribution by reason of their ownership thereof.
  Voting Rights
  Each shareholder of Series A Preferred Stock of record shall have 1000 (one thousand) votes for each share of Series A Preferred Stock standing in his name in the books of the Company and shall be entitled to vote such shares at meetings of the common shareholders in all circumstances.

January 25, 2006, the Company issued 270,000 shares (each a “Share”) to four individuals in connection with the exercise of warrants at a price of $1.15 for total proceeds of $310,500. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On March 15, 2006, the Company issued 209,000 shares to five individuals/entities in connection with the exercise of warrants at prices ranging from $1.00 to $1.175 per share for total proceeds of $224,075.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On March 20, 2006, the Company issued 1,087,000 units (each a Unit) to 33 individuals/entities due to the second closing of the Company’s private placement at $1.25 per Unit for total proceeds of $1,358,750.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until March 20, 2008. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On March 21, 2006, the Company issued 33,000 shares to three individuals in connection with the exercise of warrants at a price of $1.20 per share for total proceeds of $39,600.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

Item 3. Defaults Upon Senior Securities

               N/A

Item 4. Submission of Matters to a Vote of Security Holders

                N/A

Item 5. Other Information

Subsequent Events

On November 1, 2005 and January 31, 2006 respectively, the Magnus Board resolved to grant a number of consultants options to purchase common stock in the Company as follows:

Name and Principal Position	Number of Options Granted	Exercise or Base Price ($/Sh)	Grant Date	Expiration Date	Vesting period
Doug Smith, Accountant	30,000	$1.70	November 1, 2005	November 1, 2011	3 years
Mike Raven, Legal Consulting	30,000	$1.70	November 1, 2005	November 1, 2011	3 years
Jennifer Yager, Administrative	30,000	$1.70	November 1, 2005	November 11, 2011	3 years
Robert Barton, Investor Relations	75,000	$1.70	November 1, 2005	November 1, 2011	3 years
Dean Eyman, Investor Relations	50,000	$1.70	November 1, 2005	November 1, 2011	3 years
Michael Tan, Consultant	300,000	$1.70	November 1, 2005	November 1, 2011	3 years
Hsien Loong Wong, Investor Relations	60,000	$1.70	November 1, 2005	November 1, 2011	3 years
Wei Ming Chua, Investor Relations	60,000	$1.70	November 1, 2005	November 1, 2011	3 years
Steven MacMullan, Consultant	18,000	$1.70	November 1, 2005	November 1, 2011	3 years
Parker Communication Corporation, Media Consulting	250,000	$1.75	November 1, 2005	November 1, 2007	Immediate
Parker Communication Corporation, Media Consulting	250,000	$3.50	November 1, 2005	November 1, 2007	Immediate
Paul Taufen, Director	200,000	$1.70	December 15, 2005	December 15, 2011	3 years
Ruben Verzosa, Geologist	100,000	$1.70	December 15, 2005	December 15, 2011	3 years
Kai Yan,	100,000	$1.70	December 15, 2005	December 15, 2011	3 years
Peter Smith, Director	75,000	$1.70	December 15, 2005	December 15, 2011	3 years
David Lorge,	100,000	$1.70	December 15, 2005	December 15, 2011	3 years
Leon ma,	60,000	$1.70	December 15, 2005	December 15, 2011	3 years
Rui Zhang,	60,000	$1.70	December 15, 2005	December 15, 2011	3 years
Denis Tan,	50,000	$1.70	December 15, 2005	December 15, 2011	3 years
Sandy Wang Accountant (1)	30,000	$2.15	January 31, 2006	January 31, 2012	3 years
Jim Tvedt Financial Advisor (1)	30,000	$2.15	January 31, 2006	January 31, 2012	3 years
  (1) These options, while granted on January 31, 2006, do not start to vest until the end of a 3 month probationary period, on April 30, 2006.

On January 31, 2006, the Magnus Board resolved to issue stock based awards to certain individuals that had assisted the Company in raising funds in connection with its recent private placement of units at $1.25, each unit consisting of one common share and one half warrant exercisable at $2.00.  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number private placement units sold.  Thus, if an individual had placed an investor for 1000 units, each consisting of 1 share at $1.25 and 1 half-warrant exercisable at $2.00, then the individual that had placed that investor (the awardee) would be granted 100 restricted shares and 50 warrants exercisable at $2.00.  Common shares were resolved to be issued as follows:

Name of Awardee	Number of Units Placed by Awardee	Shares to be Issued	Warrants to be issued Exercisable at $2.00
Hsien Loong Wong	293,000	29,300	14,650
Michael Tan	150,000	15,000	7,500
Dennis Tan	10,000	1,000	500
Christine Vincenti	161,800	16,180	8,090

Item 6. Exhibits

              31.1        Certificate pursuant to Rule 13a-14(a)
              32.1        Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                   Magnus International Resources Inc.
Date: March 24, 2006                                                 Per:      /s/ Graham Taylor
                                                                                   Graham Taylor
                                                                                   President, CEO, CFO, Secretary,
                                                                                   Treasurer and Director