Form 10QSB
period 2006-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2006-06-14
CIK 1163003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2006	Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0351859 (IRS Employer Identification No.)

101 Convention Center Drive, 7th Floor, Las Vegas, NV (Address of Principal Executive Offices)	89109 (Zip Code)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of June 1, 2006, the Company had 37,762,951 shares of Common Stock and 100,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)

Page

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Consolidated Statement of Stockholder's Equity	F-5

Notes to Consolidated Financial Statements	F-7

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	April 30	July 31
	2006	2005
		See Note 1

ASSETS

CURRENT ASSETS
Cash	$2,096,521	$1,832,171
Accounts receivable and prepaid expenses including related party receivable of $ 27,630 (July 31, 2005 - $73,701) (Note 6)
	215,210	116,046
Deposit receivable (Note 3)	500,000	-

Total current assets	2,811,731	1,948,217

Fixed assets (Note 4)	449,812	285,382

Investment in Joint Venture (Note 5)	-	-
Mineral Property Licenses (Note 5)	-	-

Total assets	$3,261,543	$2,233,599
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$73,419	$229,921
Accrued liabilities	106,938	66,061

Total current liabilities	180,357	295,982

COMMITMENTS

MINORITY INTEREST	34,184	-

STOCKHOLDERS' EQUITY
Common stock (Note 6)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 37,762,951 (July 31, 2005 - 30,500,018)	37,763	30,500
Preferred stock (Note 7)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 (July 31, 2005 - Nil)	100	-
Subscriptions received	3,665,901	1,114,650
Promissory notes receivable for subscriptions (Note 6)	(2,844,651)	-
Common stock to be issued	527,820	690,000
Additional paid-in capital	13,476,499	5,688,430
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(11,739,287)	(5,508,820)

Total stockholders' equity	3,047,002	1,937,617

Total liabilities and stockholder's equity	$3,261,543	$2,233,599
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F-2

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
					Exploration stage through April 30, 2006
	Three Months Ended April 30		Nine Months Ended April 30
	2006	2005	2006	2005

EXPENSES
Consulting	237,608	$167,690	$754,860	$434,548	$1,671,909
Finder fees	-	-	-	-	674,375
Legal and professional fees	18,584	21,833	188,623	73,656	479,326
Exploration licenses	195,909	58,360	1,236,467	-	2,540,399
Geological expenses	739,824	-	1,346,748	139,217	1,605,378
Amortization	23,846	4,976	55,425	12,645	81,706
Salaries and benefits	84,225	115,565	220,020	184,170	458,705
Stock-based compensation	91,196	181,202	569,830	491,921	1,419,185
Travel	114,897	-	306,585	-	819,152
Other administrative expenses	1,544,823	173,941	1,909,947	457,682	2,347,190

Total expenses	3,050,912	723,567	6,588,505	1,793,839	12,097,325

Net loss for the period before minority interests
	3,050,912	723,567	6,588,505	1,793,839	12,097,325

Minority interest in loss for the period	123,681	-	358,038	-	358,038

Net loss for the period	2,927,231	$723,567	$6,230,467	$1,793,839	$11,739,287
	=========	=========	=========	=========	=========

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.08)	(0.03)	(0.19)	(0.08)
	=========	=========	=========	=========	=========

Weighted average number of common stock outstanding
	35,668,962	22,543,200	33,349,684	22,543,200
	=========	=========	=========	=========	=========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

		F-3

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
						Exploration stage through April 30, 2006
	Three Months Ended April 30			Nine Months Ended April 30
	2006		2005	2006	2005

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(2,927,231)		$(723,567)	$(6,230,467)	$(1,793,839)	$(11,739,287)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	91,196		181,202	569,830	491,921	1,419,185
Stock issued / allotted for services and licenses	-		-	255,000	-	1,369,000
Amortization	23,846		4,976	55,425	12,645	81,706
Minority interest in net loss	(123,681)		-	(358,038)	-	(358,038)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	882,603		(37,955)	(99,164)	(152,420)	(215,210)
Deposit receivable	(500,000)		-	(500,000)		(500,000)
Accounts payable and accrued liabilities	(93,419)		(126,356)	(115,625)	(127,727)	180,357

Net cash and cash equivalent used in operating activities	(2,646,686)		(701,700)	(6,423,039)	(1,569,420)	(9,762,287)

Cash and cash equivalent from (used in) investing activities:
Advance from (to) joint venture company	-		-	-	500,000	-
Advances on license acquisitions	-		(11,396)	-	(748,111)	-
Purchase of capital assets	(16,829)		(47,731)	(219,855)	(241,121)	(531,518)

Net cash and cash equivalent used in investing activities	(16,829)		(59,127)	(219,855)	(489,232)	(531,518)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-		-	100	-	100
Options exercised	173,000		-	573,000	-	573,000
Warrants exercised	1,875,675		-	2,960,435	-	8,031,859
Subscriptions received	1,799,200		748,583	3,092,325	2,789,324	3,503,960
Finders' fees paid in respect of private placements	(83,030)		-	(110,838)	-	(110,838)
Contributions attributable to minority interests	100,000		-	392,222	-	392,222

Net cash and cash equivalent from financing activities	3,864,845		748,583	6,907,244	2,789,324	12,390,303

Increase in cash and cash equivalent	1,201,330		(12,244)	264,350	730,672	2,096,498

Cash and cash equivalent, beginning of period	895,191		1,016,371	1,832,171	273,455	23

Cash and cash equivalent, end of period	$2,096,521		$1,004,127	$2,096,521	$1,004,127	$2,096,521
	==========		==========	==========	==========	==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

		F-4

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2002	21,543,200	$ 21,543	-	$ -	$ -	$ -	$ 2,362	$ 59,008	$ -	$ (109,417)	$ (26,504)
Capital contributed by shareholder	-	-	-	-	-	-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-	-	-	-	-	-	(6,471)	-	-	(6,471)
Net income for the year	-	-	-	-	-	-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ -	$ 55,623	$ -	$ (77,143)	$ 23
Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000.00	200.00	-	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000.00	400.00	-	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000.00	400.00	-	-	-	-	-	171,600	-	-	172,000
200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	-	190,000	-	-	-	-	190,000
Shares subscription received	-	-	-	1,327,254	-	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	-	276,705	-	-	276,705
Net loss for the year	-	-	-	-	-	-	-	-	(1,737,327)	-	(1,737,327)

Balance July 31, 2004	22,543,200	$ 22,543	$ -	$ 1,327,254	$ -	$ 190,000	$ -	$ 755,328	$ (1,737,327)	$ (77,143)	$ 480,655

Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	-	3,535,805
Stock Based compensation	-	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818.00	7,337.00	-	(3,748,409)	-	-	-	3,741,072	-	-	-
Exercise of Warrants ($1.00)	620,000.00	620.00	-	-	-	-	-	619,380	-	-	620,000
285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	-	500,000	-	-	-	-	500,000
Net loss for the year	-	-	-	-		-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005	30,500,018	$ 30,500	$ -	$ 1,114,650	$ -	$ 690,000	$ -	$ 5,688,430	$ (5,508,820)	$ (77,143)	$ 1,937,617

Share subscriptions received	-	-	-	202,500	-	-	-	-	-	-	202,500
Stock-based compensation	-	-	-	-	-	-	-	143,422	-	-	143,422
Shares issued pursuant to units subscribed	976,800.00	977.00	-	(613,400)	-	-	-	612,423	-	-	-

Subscriptions received for exercise of warrants	-	-	-	211,750	-	-	-		-	-	211,750
Shares issued pursuant to exercise of warrants ($1.00)	344,000.00	344.00	-	(345,100)	-	-	-	344,756	-	-	-
Shares issued pursuant to agreement	285,714.00	286.00	-	-	-	(500,000)		499,714	-	-	-
Net loss for the three months	-	-	-	-		-	-		(637,229)	-	(637,229)

Balance October 31, 2005	32,106,532	$ 32,107	$ -	$ 570,400	$ -	$ 190,000	$ -	$ 7,288,745	$ (6,146,049)	$ (77,143)	$ 1,858,060

Share subscriptions received	-	-	-	1,090,625	-	-	-	-	-	-	1,090,625
Shares allotted as finders' fees	-	-	-	-	-	67,715	-	(67,715)	-	-	-
Finders' fee paid in cash	-	-	-	-	-		-	(27,808)	-	-	(27,808)
Finders' fee shares issued	200,000.00	200.00	-	-	-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	-	335,212	-	-	335,212
Shares issued pursuant to subscriptions	724,500.00	724.00	-	(830,625)	-	-	-	829,901	-	-	-
Subscriptions received for exercise of warrants	-	-	-	873,010	-	-	-	-	-	-	873,010
Shares issued pursuant to exercise of warrants ($1.00)	733,137.00	733.14	-	(829,660)	-	-	-	828,927	-	-	-
Shares issued pursuant to exercise of Options ($.50)	800,000.00	800.00	-	-	-	-	-	399,200	-	-	400,000
Minority interest in deficit recognized on license transfer	-	-	-	-	-	-	-	-	-	-	-
Stock subscribed and issued	-	-	100	-	-	-	-	-	-	-	100
Net loss for the three months	-	-	-	-	-	-	-	-	(2,666,007)	-	(2,666,007)

Balance January 31,2006	34,564,169	$ 34,564	$ 100	$ 873,750	$ -	$ 322,715	$ -	$ 9,776,262	$ (8,812,056)	$ (77,143)	$ 2,118,192

Share subscriptions received	-	-	-	1,799,200	-	-	-	-	-	-	1,799,200
Shares allotted as finders' fees	-	-	-	-	-	205,105	-	(205,105)	-	-	-
Finders' fee paid in cash	-	-	-	-	-	-	-	(83,030)	-	-	(83,030)
Stock-based compensation	-	-	-	-	-	-	-	91,196	-	-	91,196
Shares issued pursuant to subscriptions	1,755,250	1,755	-	(2,427,950)	-	-	-	2,426,195	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	1,875,675	-	-	-	-	-	-	1,875,675
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	1,097,532	1,098	-	(1,299,425)		-	-	1,298,327	-	-	-
Shares issued pursuant to exercise of Options	346,000	346	-	-	-	-	-	172,654	-	-	173,000
Net loss for the three months	-	-	-	-	-	-	-	-	(2,927,231)	-	(2,927,231)

Balance April 30,2006	37,762,951	$ 37,763	$ 100	$ 3,665,901	$(2,844,651)	$ 527,820	$ -	$ 13,476,499	$(11,739,287)	$ (77,143)	$ 3,047,002
	=========	========	=======	=========	========	========	=========	=========	=========	========	========

The accompanying notes to the consolidated financial statements are an integral part of these statements.
					F-6

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended July 31, 2005 included in the annual report previously filed on Form 10-KSB.  These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at April 30, 2006, and the results of operations and cash flows for the interim periods ended April 30, 2006 and 2005.

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
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The company owns 90% of the issued shares of Long Teng as at April 30, 2006.  The activities of Long Teng are governed by the joint venture agreement.

The Company owns 100% of Golden River Resources Corp. (“Golden River”). Golden River is participating in a co-operative joint venture in China. Under the joint venture, Golden River acquires a 90% interest in the sino-foreign joint venture company Yunnan Western Mining Ltd. (“Western Mining”) by making capital contributions on the schedule required by the joint venture agreement. Golden River has recognized its interest in Western Mining as 90%.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Golden River, Gravity Marketing, Magnus BVI and Magnus HK and its 90%-owned subsidiaries, Long Teng and (indirectly) Western Mining.  All significant inter-company balances and transactions are eliminated. Minority interest represents the other venturer’s interests in the net assets of the joint venture companies after deducting the minority interest share of net losses of the ventures.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at April 30, 2006 and 2005, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at April 30, 2006, the Company did not have proven or probable reserves.

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
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

The subsidiaries’ operations of the Company are located in China, and they maintain their accounting records in Chinese Renminbi Yuan.  The monetary assets and liabilities of the subsidiaries are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses are translated at the average exchange rate.  The resulting foreign exchange gains and losses that arise from exchange rate fluctuations are included in the results of operations.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the three months ended April 30, 2006 and 2005 because common stock equivalents consisting of options to acquire 5,040,000 (2005 – 4,000,000) shares of common stock and warrants to acquire 2,201,913 (2005 – nil) shares of common stock that are outstanding at April 30, 2006 and 2005 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments

The carrying value of cash, advances receivable, and accounts payable and accrued liabilities at April 30, 2006 and 2005, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.  During the three months ended April 30, 2006, the Company has no comprehensive income other than net income (loss). Cumulative other comprehensive income (loss) to date is immaterial and is included in net loss from operations.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Concentrations

The Company uses one supplier, Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China (“Team 209”), which is also the joint venture partner, to supply the licenses and exploration permits and approximately 75% of the manpower and technical expertise for the minerals exploration at the Company’s two joint ventures in China.

The Company holds cash in bank accounts that are not insured against financial institution failure due to holding US currency in Canada and holding US and Chinese currency in China.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at April 30, 2006 and 2005, the Company does not believe any adjustment for impairment is required.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company has a stock-based compensation plan that is described more fully in Note 9.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123 (R), only certain pro-forma disclosures of fair values were required.  SFAS 123 (R) shall be effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005, therefore it will apply for the fiscal year beginning August 1, 2006.  The adoption of SFAS No. 123 (R) would increase the net loss for the nine months ended April 30, 2006 by $332,282 (2005 - $382,857) and would increase additional paid-in-capital as of April 30, 2006 by $332,282 (2005 - $382,857) (Note 9).

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

There were various other accounting standards and interpretations issued during 2006, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company has experienced losses since the inception of the exploration stage amounting to $11,739,287 as of April 30, 2006.  As of April 30, 2006, the Company had a total of $2,096,521 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next three months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. DEPOSIT RECEIVABLE

The deposit receivable is in respect of an option to purchase a 30% interest in a rutile titanium property in central China. Under the Term Sheet Agreement, $500,000 was paid by the Company to the property owner on agreement execution, refundable in the event Magnus determines not to proceed. The Company had a 90 day due diligence period from the date of execution of the Agreement allowing the Company not to proceed if the property was deemed by the Company’s geology staff not to be economically viable. The Company has determined the property is not economically viable, and gave notice within the 90 day period that the Company would not proceed. The property owner is in the process of refunding the deposit. As of June 12, 2006, the Company has not received the deposit refund. The Company believes the deposit refund will be received in full.

4. FIXED ASSETS

Fixed assets consist of the following:

	April 30, 2006	July 31, 2005

Computer equipment	$64,220	$41,444
Computer software	46,520	10,264
Field equipment	130,235	32,752

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Leasehold improvements	8,362	8,264
Office furniture and equipment	28,834	21,583
Vehicles	253,348	197,356

	531,518	311,663
Less: Accumulated depreciation	81,706	26,281

	$449,812	$285,382
	=============	=============

5. MINERAL PROPERTIES AND JOINT VENTURES

To April 30, 2006, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China.

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
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

Upon closing the Letter Agreement on November 25, 2005, the Company assumed all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture.  The terms of the Mangshi Joint Venture require Golden River to expend, through its Sino-foreign joint venture company, Yunnan

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years.  The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, requires the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company.  Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209. (Note 10). As at April 30, 2006, Golden River has directly contributed $1,200,000 in capital to Yunnan Western Mining Ltd.

Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine) in exchange for 150,000 shares of common stock of the Company. The shares have not yet been issued as of April 30, 2006. The Company has recognized the allotment of the shares at a value of $1.70 per share, being the trading price of the company’s stock on October 29, 2005.

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

Initial exploration work conducted by the Company indicated ore grades in the Xintaizi area were insufficient to justify further exploration.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transfer of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Gold Mine in Kangding, Magnus, through Long Teng Mining, will receive 1,500,000 RMB within 20 days of execution of the Compensation Agreement.  From the date of execution of the Compensation Agreement, Team 209 has assumed all ownership and liability for Kangding Kangma. As of April 30, 2006 the compensation has not been paid, but has been recovered by way of offset against amounts owing by Yunnan Long Teng Mining Ltd. to Team 209.

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

On March 20, 2006, the Company issued 1,087,000 units (each a “Unit”) due to the second closing of the Company’s private placement at $1.25 per Unit for total proceeds of $1,358,750. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until March 20, 2008.

On April 10, 2006, the Company issued 668,250 units (each a “Unit”) due to the closing of the Company’s private placement at $1.60 per Unit for total proceeds of $1,069,200. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.40 per warrant share until April 19, 2008.

On April 10, 2006, the Company issued 250,000 shares (each a “Share”) to one individual in connection with the exercise of stock options at a price of $0.50 per Share for total proceeds of $125,000.

On April 20, 2006, the Company issued 96,000 shares (each a “Share”) to six individuals in connection with the exercise of stock options at a price of $0.50 per share for total proceeds of $48,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

During the three months ended April 30, 2006, the Company issued 1,097,532 shares in connection with the exercise of warrants at prices ranging from $1.00 to $1.225 per share for total proceeds of $1,299,425. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised

Between April 20 and April 30, 2006, the Company received $2,844,651 by way of promissory notes, which also includes an escrow arrangement, in favor of

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

the Company in connection with the exercise of warrants at a price of $1.225 per share.  The Company has not yet issued the shares of common stock from the exercise of warrants (the “Shares”), which is expected to be completed in the very near future.  When the Company issues the Shares, each individual/entity will also receive a piggyback warrant in the same amount of warrants that each individual/entity exercised. The promissory note and escrow agreements entered into between the unitholders exercising the warrants (each called a “Borrower”), the Company and the escrow agent provides that each of the Borrowers promises to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled. The Company has recorded the receipt of the promissory notes as a reduction in stockholders’ equity.

At April 30, 2006, the Company has received $821,250 in cash payments in connection with the exercise of warrants for which the shares have not yet been issued.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its recent private placements of units at $0.50 (each Unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each Unit consisting of one common share and one half warrant, with each whole exercisable at $2.00) and $1.60 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 207,105 Units as finders’ fees at April 30, 2006, with each Unit valued at the same price as the Units placed. In addition, the Company paid $110,838 in cash in the nine months ended April 30, 2006 to another consultant as finders’ fees in respect of private placements.

Warrants outstanding and exercisable as of April 30,  2006:

Exercise Price	Number of Warrants	Expiry Date

$ 1.15	697,039	08/31/2006
$ 2.00	80,000	05/24/2007
$ 2.00	15,000	08/15/2007
$ 2.00	220,000	08/30/2007
$ 2.00	312,250	01/16/2008
$ 2.00	543,500	03/16/2008
$ 2.40	334,124	04/10/2008

	2,201,913
	================

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended April 30, 2006, the Company paid $30,000 (2005 - $30,000) to the chief executive officer of the Company for consulting services rendered and $45,639 (2005 - $nil) to a director of the Company for geological consulting services rendered.

As of April 30, 2006 the Company has an advance receivable of $27,630 (2005 - $90,779) from a company controlled by a director of Long Teng.

The Company entered into a consulting agreement (the “Agreement”) with an individual who was appointed as a director of Long Teng in September 2004.  Pursuant to the Agreement, the Company pays a fee of $10,000 per month.  The Agreement originally had a term of two years expiring on February 28, 2006, and has been extended on a month-to-month basis.  During the three months ended April 30, 2006, the Company incurred $30,000 (2005 – $30,000) in consulting fees under the terms of the Agreement.

The Company paid $39,000 (2005 - $24,000) to two relatives of a director of the Company for consulting services rendered. The Company has agreed to pay shares and warrants valued at $94,380 to relatives of directors as finders’ fees, which are included in the finders’ fees as more fully described in note 6.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

During the three months ended January 31, 2006, 1,398,000 stock options were granted under the Plan with the exercise price of $1.70 per share, being the market price at the time of the grant.  Of these options, 305,000 were issued to directors and employees and 1,093,000 were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  653,000 of these options expire on November 1, 2011 and 745,000 expire on December 15, 2011.

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

On February 1, 2006, 60,000 stock options were granted under the Plan to a consultant, with the exercise price of $2.20 per share. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of February 1, 2006. The options expire on February 1, 2012.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

On April 12, 2006, 54,000 stock options were granted under the Plan to two employees, with the exercise price of $2.59 per share. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 12, 2006. The options expire on April 12, 2012.

On April 27, 2006, 210,000 stock options were granted under the Plan to three employees, with the exercise price of $2.35 per share. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 27, 2006. The options expire on April 27, 2012.

A summary of the Company’s stock option activities is presented below:

	Employee/Director	Non employee Options	Weighted Average Exercise Price
Options Outstanding, July 31, 2003
Options granted:	1,624,000	2,376,000	0.50

Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50
Options granted:	130,000	260,000	1.60
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50
Options forfeited	-	(60,000)	1.60

Options Outstanding, July 31, 2005	2,076,000	2,254,000	0.59
Options granted:	569,000	1,713,000	2.01
Options exercised:	(1,050,000)	(96,000)	0.50
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60
Options forfeited	-	(426,000)	0.50

Options Outstanding, April 30, 2006	1,795,000	3,245,000	1.26
	==============	==========

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted
				Average Exercise
Vested at April 30	High	Low	of Shares	Price

2006 and earlier	3.50	0.50	3,238,139	0.94
Remainder of 2006	2.59	1.60	176,000	1.80
2007	2.59	1.60	704,000	1.80
2008	2.59	1.60	658,167	1.81
2009	2.59	1.70	263,694	1.91

			5,040,000
			============

If not previously exercised or canceled, options outstanding at April 30, 2006 will expire as follows:

	Range of Exercise Prices		Number	Weighted average

Expiry Date	High	Low	of Shares	exercise price

Year Ending July 31,
2008	3.50	1.75	500,000	2.63
2009	0.50	0.50	2,428,000	0.50
2010	1.60	1.60	330,000	1.60
2012	2.59	1.70	1,782,000	1.72

			5,040,000
			============

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
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the nine month period if the Company had applied the fair value recognition provision of SFAS No. 123:

	2006	2005

Net loss, as reported	$ (6,230,467)	$ (1,793,839)
Deduct: Total stock-based employee compensation expenses	(332,282)	(382,857)

Net loss, Pro-forma	$ (6,562,749)	$ (2,176,696)
	============	=============

Loss per share:
Basic and diluted, as reported	$ (0.19)	$ (0.08)
	============	=============

Basic and diluted, pro-forma	$ (0.20)	$ (0.10)
	============	=============

10.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2006	2005

Loss for the nine month period	$(6,230,467)	$(1,793,839)
Average statutory tax rate	35%	35%

Expected income tax provision	$(2,180,664)	$(627,844)
Impact of tax rate difference in foreign jurisdiction	40,833	7,831
Non-deductible stock-based compensation	199,441	172,172
Mining license acquired through stock allotment	89,250	--

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Tax basis of deferred expenses in excess of book cost		673,745		129,207
Unrecognized tax losses		1,177,395		318,634

Income tax expense		$--		$--
	===	===========	===	===========

Significant components of deferred income tax assets are as follows:

	2006		2005

Net operating losses carried forward in United States		$1,695,447		$447,841
Excess of tax basis over book cost of deferred expenses in China		1,076,227		129,207
Valuation allowance		(2,771,674)		(577,048)

Net deferred income tax assets		$-		$--
	===	===========	===	===========

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

11. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

                                                                                     April 30, 2006                 July 31, 2005
Canada                                                                            $  1,864,018                   $  1,495,563
United States                                                                                   --                                  --
China                                                                                   1,397,525                         738,036

Total                                                                                $  3,261,543                  $   2,233,599
                                                                                        =========                  =========

Item 2.  Plan of Operation

General Overview

Magnus International Resources Inc. (the “Company” or “Magnus”) is currently in the development stage and is engaged in the acquisition, exploration and development of gold, copper, iron ore and silver properties, focusing on China.  The current primary focus of the Company is the exploration and development of gold properties in China. To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements” below).  Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.  The Chinese venture partner may also provide geological expertise and carry out geological evaluations of joint venture properties. In the future, the Company may also set up wholly foreign invested enterprises in order to acquire mineral mining or exploration rights in China.

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

As of April 30, 2006, Magnus had made $2,530,000 in capital contributions to Long Teng Mining.

Yunnan Western Mining, Ltd.

On July 26, 2005, Magnus and First Fortune Investments Inc. entered into a Letter Agreement (the “Letter Agreement”) whereby Magnus agreed to acquire 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc., and which was participating in a co-operative joint venture with Team 209 pursuant to an agreement dated August 29, 2003 (the “Mangshi Joint Venture”), between Golden River and Team 209. The Letter Agreement between Magnus and First Fortune closed on November 25, 2005.

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

As of April 30, 2006, Magnus had contributed $1,200,000 to Yunnan Western Mining.

Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine).  Under the mining license transfer agreement (the “Transfer Agreement”), the mining license holding the permits will be transferred to Western Mining (the joint venture company holding the larger exploration license).  The existing heap leach operations will continue to be operated by Team 209 under the Transfer Agreement, but only to a maximum depth of 15 meters, only for a maximum period of 3 years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement. Magnus maintains an option to purchase the existing estimated resources within the mining license.

Magnus is in the process of having the mining permits appraised, which is a necessary step under Chinese law before a formal request to transfer a mining license between two parties can be made.  The Company expects the formal license transfer process to commence by the end of August, 2006.

Other Projects

The Company actively investigates other areas of China in search of additional properties and additional joint venture opportunities.

On April 20, 2006, Magnus entered into an agreement to purchase a 100% right to a gold exploration license on a prospect known as the Manzhanggong gold mining area in Qinghai Province, People’s Republic of China.

The Manzhanggong property in Xinghai County, Qinghai Province lies within a geological terrain that exhibits strong potential for precious metal mineralization within Tertiary volcanic rocks.

The prospect lies on a structural regime with a northwest trend on the eastern part of the Kunlun Mountains, and has previously been studied by the Qinghai Nuclear Industry Geology Bureau. Geological mapping, soil geochemistry, and trench sample data from the Bureau have been reviewed and analyzed over the last several months. Especially noteworthy are trench sample results with highly elevated gold grades within well-expressed soil geochemical anomalies. All of the exploration results from work completed to date are included under the agreement.

Mineral alteration is distinctive around gold-mineralized zones, and satellite imagery of the area shows strong potential for mineral discovery.

The license covered under the acquisition agreement encompasses as much as approximately 50 square kilometers. Within the license covered under the agreement, a fault zone complex extends for 10 km in length and 4 km in width. Magnus will explore this zone in a planned exploration program.

Magnus has signed a license acquisition agreement with the Geologic Bureau of the Qinghai Provincial Nuclear Industry ("Qinghai Bureau") under which Magnus pays RMB 3,200,000 (approximately US $400,000) to acquire a 100% interest in a gold exploration license covering the Manzhanggong gold mining area, comprising an area of as much as 50 square km.

Under the agreement, Magnus acquires a 33.36 square km exploration license currently held by the Qinghai Bureau, and the Qinghai Bureau will assist Magnus in acquiring an approximately 17 square kilometer adjacent concession for which a license expansion application is underway.

To hold the exploration license, Magnus is forming a Wholly Foreign Owned Enterprise, or WFOE, which allows foreign enterprises to own property and conduct business in China under certain guidelines. Once the formation of the WFOE is approved, the exploration license will be transferred to it and all exploration activities will be conducted through it. It is expected that formation of the WFOE will take until at least late August of 2006. In the meantime, Magnus has signed the transfer agreement directly on behalf of the to-be-formed WFOE.  Once the Qinghai Bureau has acquired its expanded license and the WFOE has been successfully formed, the formal process of transferring the 50 sq. km license to Magnus, through the WFOE, will commence.  If the 17 sq. km expansion application by the Qinghai Bureau is not successful, it has been informally agreed that the Qinghai Bureau will transfer the smaller concession to the Magnus WFOE on potentially renegotiated and restated terms.

Originally 400,000 RMB of the RMB 3,200,000 transfer price was due within 10 days of signing the agreement, but the Qinghai Bureau has agreed to waive this initial payment until it is known whether the Qinghai Bureau will be successful in its application to expand the currently held 33 sq. km concession license by an additional 17 sq. km.  If the expansion is successful, the RMB 400,000 will be come due within 10 days, with the balance due upon successful completion of the transfer of the exploration licenses (both the 33.36 square km license and the 17 square km expansion) to the WFOE.

A copy of the Exploration License Transfer Contract entered into between Qinghai Bureau and Qinghai Minerals Inc., dated April 20, 2006, was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on EDGAR on April 26, 2006.

Employees

As of April 30, 2006, the Company had 5 full-time employees (over and above its directors, officers and consultants), one employed in an administrative capacity at the Company’s office in Kunming, China, one employed as a bookkeeper with the Company’s Kunming Office, and three employed in an administrative capacity at the Company’s office in Vancouver, British Columbia. The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture companies, Long Teng and Western Mining, have hired a large number of employees and contractors, mainly from Team 209, to explore their respective properties. Contract workers and groups are used by the Company on an ad hoc basis to assist in conducting the exploration programs, and the number used may fluctuate based on the exploration activities going on at any given time.  These entities also have various administrative, accounting and management staff.  Currently, Long Teng employs 34 people, 23 directly contracted form team 209, and Western Mining employs 19 people, 17 contracted from Team 209.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended April 30, 2006, the Company had an operating loss of $2,927,231.  At April 30, 2006, the Company had working capital of $2,631,374. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for Graham Taylor.

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

Outlook

Mineral prices rose steadily during our last fiscal year. At July 31, 2004, the price of gold was $391.40 per ounce compared to $429.50 at July 29, 2005, representing an increase of approximately 9%. Similarly, the value of copper and the value of silver both increased during the same period. Management believes that this trend will continue (the price of gold reached $650.80 per ounce on May 26, 2006) and as a result, the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

At April 30, 2006, we had interests in two properties that might contain mineralized material (see “Joint Venture Properties, below”), and one further interest than may materialize in the near future (see “Other Projects” above).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had working capital of $2,631,374 at April 30, 2006. Total cash requirements stipulated under the Company’s Joint Venture Agreements with Team 209 of China calls for a $5,000,000 equity investment into the joint venture company called Yunnan Long Teng Mining Ltd., and a $3,010,000 investment into the joint venture company called Yunnan Western Mining Ltd., by Magnus.

Under the Huidong (Long Teng) joint venture agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of April 30, 2006, the Company had advanced $2,530,000 to the joint venture company. The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company has until July 29, 2007, to contribute an additional $480,000 to the joint venture company to meet its financing requirements, and then all other contributions must be made as per the schedule above.

Under the Mangshi Joint Venture Agreement, Magnus was required to contribute to the joint venture company a total of $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007. As of April 30, 2006, the Company had contributed $1,200,000 to Yunnan Western Mining Ltd., thus meeting its requirement to December 31, 2005.  The Company has until December 31, 2006, to contribute an additional $300,000 to the Mangshi Joint Venture.  Thus, the company must contribute an additional $300,000 to the Company before December 31, 2006 to meet its financing requirements to that date, and must thereafter make all other required contributions as per the schedule above.

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

Through its joint venture agreements with Team 209, the Company currently has interests, or contingent interests, in the following properties:

Property Location	Property Size	Joint Venture Company	Company’s Interest Governed Under
Sujiayakou, Weiliancun, Maanshan district, Sichuan Province, China (Huidong)	83.29 square kilometers	Long Teng Mining Ltd.	Cooperative Joint Venture Contract between Magnus and Team 209 dated July 6, 2004
Luxi Gold Belt in the western part of Yunnan Province (Mangshi)	113.96 square kilometers	Yunnan Western Mining Ltd.	Cooperative Joint Venture Contract dated August 29, 2003, between Golden River Resources Inc., a Magnus subsidiary, and Team 209.

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

The property is in a plateau region with an average altitude of 2,000 – 3,000 meters, and fierce earth surface cuts exist with relative height differences of some 1,000 meters in places. The Jinsha River passes through the eastern part of the property, at an altitude of approximately 680 meters. There are many seasonal rivers passing through the area heading east into the Jinsha River. The exploration area is located in subtropical climate, yet can be relatively chilly in the winter due to the higher altitudes. The annual average rainfall is 650 – 850 mm with a minimum annual rainfall of 570 mm. The raining mainly occurs between July and August, (the rainy season) with a monthly rainfall of 150-200 mm.  During the rainy season, access can become more challenging as roads become harder to navigate and, in more extreme cases, roads get washed out and must be repaired.  However, we have also been constructing roads on the property in order to access areas where higher geochemical anomalies have been found, and access within the property is becoming better as a result.

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

There are a number of government owned copper mines in the area, the closest being the Dongchuan Copper Camp about 50 kilometers southwest of Huidong. Over the past half century there has been little interest in gold exploration on the part of the Chinese federal government, which focused on the discovery and development of base metal deposits to support China’s industrial development.

The Boka Trend

Various geological indicators point to Huidong being on trend (in alignment) with the north south oriented fault system that controls the multi zone Boka Trend, which to date has yielded discoveries over a 25 kilometer plus corridor. A number of shear zones on the Magnus joint venture bear a strong resemblance to shears along the Boka 25-kilometer-plus structural zone or trend, including a 9.5 kilometer strike length that hosts the approximate dozen Boka gold discoveries.

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

For the past 50 years, the Chinese government has focused on the development of copper mines in these areas in support of industrialization. While the government has not developed the gold deposits in the area, local artisanal miners have, over the last several decades, recovered gold from small alluvial deposits in the area’s rivers that drain unexplored mountain terrain, as they also have from the rivers and streams near Huidong and the Boka Project for many years.

Since the 1999 Boka gold discovery, small scale miners had success by digging pits and tunnels into the mountainsides, where some found rich gold mineralization. The regional government intervened and put an end to individual mining, but the tunnels and pits left behind aided Southwestern Resources and its joint venture partner, Team 209, in identifying gold zones with the greatest potential.

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

Artisanal miners had also begun extracting gold from the mountainsides on the Magnus Huidong Property, which lies across the Jinsha River from the Boka Gold Project. These pits and tunnels are a part of the initial focus of the Company’s exploration activities.

To date, about a dozen key discovery zones have been identified (which are confined to a specific stratigraphic horizon) within the 25-kilometre-plus structural zone or trend at the Boka Gold Project. Mapping, surveying and geochemical sampling of the approximately 200 tunnels and pits excavated by artisan miners sped up the identification process of these zones rapidly.

In July 2005, Southwestern Resources reported a combined indicated and inferred resource at the Boka project of 5.4 million ounces of gold. This significant, newly discovered resource is expected to increase in size and grade as Southwestern continues with expansion and infill drilling. A preliminary assessment and engineering scoping study was completed on the first two zones of the Boka gold system by Hatch Limited, a worldwide engineering firm with extensive experience in China. The study adopted a conservative approach to ore estimation using protocols and procedures in compliance with national instrument 43-101 reporting in Canada. The Hatch study considers the Boka Project to be one of the significant gold discoveries of recent years. Furthermore, capital and operating costs for mining operations in this part of China are reported to be low. The complete study is available at Southwestern's website at www.swgold.com .

Exploration Progress and Future Plans for the Huidong Property

Magnus and Team 209 are conducting a comprehensive gold and copper exploration program on the Huidong Property. The goal of the program is to define the extent of the gold and copper anomalies in the area. The program is well underway. Already completed were a two-stage geochemical soil and rock sampling program, and additional geological mapping and surveying to define targets for follow-up trenching, tunneling, and drilling. Generally, these exploration strategies are the same as those used at Boka, and they have helped the Company identify 3 potential target zones of high interest within the Huidong concession, as shown in the diagram below.

Target 1
Target 2
Target 3
N
Legend
Huidong 10 & 20 ppb Au in Soil
Huidong_Concession
Structure_NNW
Boka 20 ppb Au in soil
Boka_Au_Zones
1
Kilometers
Boka 1
Boka 2

Huidong West / Dingjiaping (Target 1)

Follow up exploration work completed by Team 209 and Magnus in late 2005 within Target area 1 (including the completion of an infill sampling program) generated coherent gold (Au) in soil anomalies, including one contiguous soil gold anomaly extending over 1.15 km2 in an area designated by the local village name of Dingjiaping.  The anomaly is outlined in more detail in a "Huidong Exploration Update with Diagrams" pdf report found at www.magnusresources.com.  The thickest portion of this gold in soil anomaly commonly contains soil gold concentrations of 100 ppb Au and above.  A concentration of 100 ppb or higher of gold in soil is considered to be clearly indicative of associated gold mineralization in the Huidong-Boka district.

More detailed investigation of Priority Area 1 revealed the presence of fifty four old tunnels where historical gold mining has occurred. This is a very good indication of potentially high ore grades for gold since the gold concentrations in historical tunnels would typically have been high enough to warrant recovery by very labor-intensive and primitive mining methods.  Rocks from these tunnels and other exposures away from tunnels have been sampled and analyzed for Au.  Thirteen of these sixteen rocks collected from the area of the 1.15 km2 soil gold returned Au concentrations of 1 g/tonne or higher, with the Au concentration range extending from below detection to as high as 7.2 g/tonne.  Further, there were 21 surface rock samples with greater than 1 g/tonne Au based on limited surface sampling.  The occurrence of gold-bearing rock samples at surface with these gold concentrations is considered highly encouraging.

Investigation of the surface gold features at Priority Area 1 continues.  A road cut sampling program is well underway to better define Au mineralized zones inferred by geological mapping and apparent in the soil and rock geochemistry completed to date.  The road building is underway to provide improved access to the strong soil Au geochemistry anomaly areas and expose potentially Au mineralized rocks where Au-enriched soils have been identified.  The road building program also serves to provide drill rig access to the surface gold features at Priority Area 1, so that the exploration investigation can progress efficiently.

The road construction has advanced well, with over 5 km having been constructed to date, and the road is now accessing the target area at Dingjiaping.  Results have indicated soil samples containing up to 973 ppb Au in discrete areas that have been identified for follow up investigation.

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

Based on the degree of rock exposure and thickness of soils, additional follow up exploration at Dinjiaping, Huidong West and Huidong South will include:

1. Additional infill soil sampling;
2. Shallow drilling using small rigs capable of penetrating to 30 meters depth;
3. Tunneling;
4. Core Drilling.

The well-expressed Au-in-soil features at all three targets have been followed up with detailed mapping / surface rock sampling, and also with initial geophysical surveys, Transient Time Domain Electromagnetics (TEM) and some Induced Polarization (IP).  The combination of detailed mapping / surface rock sampling and geophysical surveys is assisting in the definition of drill targets.

Upcoming Drill Program and Geophysics Survey Results

As of June 1, 2006, geophysics surveys including IP/Resistivity, magnetics and Time Domain EM (TDEM) surveys, have been completed by Logantek Pty Limited (Sydney, Australia) and the Baoding Geophysical Exploration Bureau (GEB) from Hebei, China. The surveys used modern Western geophysical exploration instruments and sophisticated processing and interpretation software.  The geophysics surveys were designed to detect fault zones as well as electrically conductive or chargeable rocks that are known to be associated with gold mineralization in the district.

Drilling program planning has now advanced, and drilling is anticipated to commence in late June, 2006, to test coincident sites of favorable geology, surface geochemical gold anomalies (soils and rock outcrop), and geophysical features at depth.  Planned drilling locations are displayed below.

Planned drilling locations at Laoshijing and Laowangshan, Huidong Concession

Dingjiaping

Road building at Dingjiaping has exposed new areas of mineralized rocks. These occur both proximal to artisan gold mining tunnels and in newly identified zones associated with gold-bearing soils.  The current progress of roads and rock exposures is shown below.  The parallel roads to the east are designed to expose anticipated mineralization along two distinct elevation contours.

A drilling program is already planned to test possible gold mineralization under artisan tunnel sites, where drill rig access has been facilitated by the road construction.  When this drilling is underway, road cuts will continue to advance into the best area of gold in soils in the eastern portion of Dingjiaping.

Road progress, artisan gold mining tunnel locations, and soil geochemistry at Dingjiaping

Huidong East

At Huidong East, geophysical features within the surface soil gold anomalies have been identified which are consistent with interpreted fault zones through graphitic conductive zones or carbonaceous sediments.

Strong localized IP chargeability in fault zones at the LaoShuiJing area within Huidong East may be the combined response from clay alteration, sheared graphite and sulphide (+Au) mineralization, and these features will be tested by drilling.  Proposed drill targets (shown below) have been selected to test different types of conceptual models. Results of drilling will be used to refine the models to provide the best guide to locating gold mineralization in this area.

Proposed drill targets at Laoshijing – Huidong East shown on colour image of soil gold geochemistry.  Targeted geophysics features are explained in the diagram.

Proposed drill targets at Laoshijing – Huidong East shown on colour image of soil gold geochemistry, with elevation contour lines at 100m intervals.  Each square represents one square kilometre.

Huidong South

At the Laowangshan area within the Huidong South target, reconnaissance geophysics has identified targets which coincide spatially with previously known zones of elevated gold and copper concentrations in soil.   Drill testing of geophysical anomaly features is planned to test depth extent of the surface mineralization (shown below).  Geophysical characteristics of each target to be tested are explained in the figure, and each target resides within a well-expressed surface feature of anomalous gold in soils.

Laowangshan area within the Huidong South target.  Four drill holes are planned in preliminary testing of coincident gold in surface soils and geophysical anomalies at depth.

Laowangshan area within the Huidong South target.  Four drill holes are planned in preliminary testing of coincident gold in surface soils and geophysical anomalies at depth.
Proposed drill targets at shown on colour image of soil gold geochemistry, with elevation contour lines at 100m intervals.  Each square represents one square kilometre.

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

Exploration Progress and Future Plans for the Mangshi Property

An environmental baseline study was completed in 2005 to establish the environmental status upon commencement of exploration activity at Mangshi.   The exploration plan for the Mangshi Property comprises three scales of exploration:

  Local scale exploration along the Maiwoba – Guoyuan – Mulingba Au shear zone
  Intermediate scale follow up trenching at the Qingtang River target
  District scale Au targets - follow up of stream drainage anomalies within the Mengdan exploration license

Local scale exploration is designed to test the known Maiwoba – Guoyuan – Mulingba Au trend defined by Au-mineralized rock and greater than 100 ppb Au in soil. The Au trend is covered by the 113.96 km 2 exploration license (covered by the Mangshi Joint Venture) and the mining permits within the Mangshi Property (recently acquired by Yunnan Western Mining Ltd. by Transfer Agreement, see “Joint Venture Agreements: Yunnan Western Mining Ltd.”, above) at Maiwoba and Guoyuan.

Testing along the Maiwoba - Guoyuan - Mulingba Au trend comprised additional detailed mapping and sampling of mineralized rock and identified breccia zones, as well as the pit floors from the small-scale oxide ore mining operations. A dipole-dipole Induced Polarization (IP) geophysical survey was executed by the Yunnan Institute of Geophysics and Geochemistryhas and completed 30 line kilometers of surveying. The IP survey identified zones of sulphides (pyrite) and zones of silicification along the depth extent of the northwest-dipping fault and shear zones believed to control Au mineralization in the area. Detailed drill target definition for the initial 5,000 meter diamond core drilling program is ongoing based on the mapping, sampling, and geophysical surveying. The program is expected to test the depth extent of the Maiwoba - Guoyuan - Mulingba Au trend.

Drill core sawing and core sample preparation equipment was purchased to support the core drilling and sampling program, and facilities have been set up on site for the work.

Exploration drilling has been ongoing on the Mangshi Concession, and to date 25 drill holes have been completed and a total of 5,282 meters of HQ core have been drilled.

A summary of the current drilling progress shows the progression of the drilling program.

D.D.H. No.	Area / Zone	Length of Hole (m)	Cumulative Length (m)	Remarks

MS05-01	MAIWOBA	336.00	336	FAA Au, ICP
MS05-02	MAIWOBA	300.00	636	FAA Au, ICP
MS05-03	MAIWOBA	352.95	989	FAA Au, ICP
MS05-04	MAIWOBA	350.15	1,339	FAA Au, ICP
MS05-05	MAIWOBA	303.00	1,642	FAA Au, ICP
MS06-06	MAIWOBA	301.75	1,944	FAA Au, ICP
MS06-07	MAIWOBA	253.25	2,197	FAA Au, ICP
MS06-08	MAIWOBA	215.45	2,413	FAA Au, ICP
MS06-09	MAIWOBA	200.55	2,613	FAA Au, ICP
MS06-10	MAIWOBA	200.25	2,813	FAA Au, ICP
MS06-11	MAIWOBA	361.75	3,175	FAA Au, ICP
MS06-12	MAIWOBA	204.95	3,380	FAA Au, ICP
MS06-13	MAIWOBA	202.45	3,583	FAA Au, ICP
MS06-14	GUOYUAN	251.05	3,834	FAA Au, ICP
MS06-15	MAIWOBA	148.90	3,982	FAA Au, ICP
MS06-16	GUOYUAN	200.00	4,182	FAA Au, ICP
MS06-17	MAIWOBA	105.30	4,288	FAA Au, ICP
MS06-18	MAIWOBA	101.50	4,389	FAA Au, ICP
MS06-19	MAIWOBA	101.10	4,490	FAA Au, ICP
MS06-20	MAIWOBA	150.40	4,641	FAA Au, ICP
MS06-21	MAIWOBA	103.20	4,744	FAA Au, ICP
MS06-22	MAIWOBA	103.95	4,848	FAA Au, ICP
MS06-23	MAIWOBA	101.10	4,949	FAA Au, ICP
MS06-24	MAIWOBA	182.60	5,132	FAA Au, ICP
MS06-25	MAIWOBA	150.30	5,282	FAA Au, ICP

Results from gold-mineralized intersections for the first 13 of these holes are tabulated below.

HoleID	From (m)	To (m)	Length (m)	Weighted Assay (g/t)

MS05-02	0.00	26.70	26.70	0.64
MS05-02	30.85	50.65	19.80	0.58
MS05-02	59.45	75.45	16.00	0.68
MS05-03	12.60	35.40	22.80	1.29
MS05-03	68.70	86.60	17.90	0.48
MS05-04	67.85	71.70	3.85	0.62
MS05-06	23.90	41.00	17.10	1.47
MS05-07	24.40	39.50	15.10	2.03
MS06-13	0.00	40.45	40.45	0.73
MS06-13	53.05	66.50	13.45	1.04

Drill hole locations are displayed in the figure below.  The figure illustrates that only a relatively small portion of the mining license and mineralized trend at Mangshi has been drill tested.

Yunnan Western Mining Ltd.
Mangshi Project, China
Drill Hole Location Map
(April 2006)
Legend
Inclined drill holes
Inclined drill hole trace
Vertical drill holes
Roads
Rivers
Mining License
120 60 0 120 Meters

Drill hole locations at the Mangshi property

Additional information on the 3 kilometer-long soil geochemistry feature at Mangshi and more information on the exploration program at Mangshi can be found on the Magnus website at www.magnusresources.com.

Leased Office Space

The Company currently leases four administrative offices: in Vancouver, British Columbia, Canada; in Kunming, China; in Las Vegas, Nevada; and in London, United Kingdom.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approximate monthly cost
Suite 110-1285 West Pender, Vancouver, BC, Canada	1200 Square feet	Month to month lease	$2900 CDN
Dushimingyuan Bldg., No. A-2708, Central Renmin Road, Kunming City, Yunnan Province 650031, People’s Republic of China	1000 Square feet	2 years	RMB 4000, which was equal to approximately $493 USD on April 30, 2006
101 Convention Center Drive, 7 th Floor, Las Vegas, NV, USA 89109	Shared Space, 2500 square feet	One Year	$2000 USD (per year)
1 Berkeley Street, London, UK, W1J 8DJ	Shared Space, 1500 square feet	Month to month	$500 USD

DIRECTORS, EXECUTIVE OFFICERS and Key Persons

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

NAME                                          AGE                       OFFICES HELD
Graham Taylor                                36                          President, CEO, CFO, Secretary, Treasurer and a Director
Pete Smith                                      36                          Director, Vice President of Corporate Affairs
Steven (Sek Toh) Tan                     70                          Director
Dr. Paul Taufen                               53                          Director
Genesio Circosta                             45                          Vice President of Exploration, China

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

GENESIO CIRCOSTA has been an officer of the Company (Vice President of exploration in China) since April 27, 2006.  Mr. Circosta has over twenty six years experience as an exploration geologist and exploration manager on a large number of projects ranging from grass-roots and generative projects to advanced delineation projects.  His previous experience includes over 17 years of project management and generative exploration for the Placer Dome Asia Group, within China, Australia, Papua New Guinea, The Philippines and Indonesia, with a focus on gold projects but also including exploration for Cu-Au, Pb-Zn and mineral sands.   Mr. Circosta has spent the last two and a half years working mainly with Placer Dome (China) Ltd., managing Placer's exploration and generative activities within China and Asia. Some of his other previous employers include Placer Dome Exploration Indonesia (where he acted as project manager for various projects in Kalimantan, Sulawesi and Java, and as generative and exploration geologist for Indonesia), Kidston Gold Mines (where he managed the delineation and exploration drill programs of the then newly discovered Eldridge deposit at the north end of the Kidston breccia pipe), and Misima Mines Pty Ltd (where he served as Senior Exploration Geologist).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2006, the Company issued 25,532 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.175 per Share for total proceeds of $30,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On March 15, 2006, the Company issued 209,000 shares (each a “Share”) to five individuals/entities in connection with the exercise of warrants at prices ranging from $1.00 to $1.175 per Share for total proceeds of $224,075. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual/entity through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On March 20, 2006, the Company issued 1,087,000 units (each a “Unit”) to 33 individuals/entities due to the second closing of the Company’s private placement at $1.25 per Unit for total proceeds of $1,358,750. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until March 20, 2008. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On March 21, 2006, the Company issued 33,000 shares (each a “Share”) to three individuals in connection with the exercise of warrants at a price of $1.20 per Share for total proceeds of $39,600. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On March 29, 2006, the Company issued 340,000 shares (each a “Share”) to three individuals/entities in connection with the exercise of warrants at a price of $1.20 per Share, for total proceeds of $408,000.00. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual/entity through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On April 4, 2006, the Company issued 100,000 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.20 per Share, for total proceeds of $120,000. In addition the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On April 10, 2006, the Company issued 250,000 shares (each a “Share”) to one individual in connection with the exercise of stock options at a price of $0.50 per Share for total proceeds of $125,000.00. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On April 10, 2006, the Company issued 668,250 units (each a “Unit”) to 53 entities due to the closing of the Company’s private placement at $1.60 per Unit for total proceeds of $1,069,200.00. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.40 per warrant share until April 19, 2008. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On April 20, 2006, the Company issued 96,000 shares (each a “Share”) to six individuals in connection with the exercise of stock options at a price of $0.50 per share for total proceeds of $48,000.00. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

On April 20, 2006, the Company issued 390,000 shares (each a “Share”) to four individuals/entities in connection with the exercise of warrants at a price of $1.225 per Share, for total proceeds of $477,750.00.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individuals/entities through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

Subsequent to April 20, 2006, the Company has received $805,147.20 in cash from 15 individuals/entities and $2,844,650.90 by way of promissory notes, which also includes an escrow arrangement, in favor of the Company from 18 individuals/entities, all in connection with the exercise of an aggregate of 2,979,427 warrants at a price of $1.225 per share.  As of June 1, 2006, the Company has not yet issued the shares of common stock from the exercise of warrants (the “Shares”), which is expected to be completed in the very near future.  When the Company issues the Shares, each individual/entity will also receive a piggyback warrant in the same amount of warrants that each individual/entity exercised.  The Company believes that such issuance will be exempt from registration under Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”), and/or section 4(2) of the Act as well as under Regulation S promulgated under the Act, as some of the securities will be issued to the individuals/entities through offshore transactions which were negotiated outside of the United States and consummated outside of the United States.

The promissory note and escrow agreements entered into between the 18 individuals/entities, the Company and the escrow agent provides that each of the 18 individuals/entities (each called a “Borrower”) promises to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled.  A copy of the form of the promissory note and escrow agreement that has been executed by the certain warrant holders, the Company and the escrow agent is attached hereto as Exhibit 10.1.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

Item 3. Defaults Upon Senior Securities

               N/A

Item 4. Submission of Matters to a Vote of Security Holders

                N/A

Item 5. Other Information

Grants of Options

On February 1, 2006, April 12, 2006 and April 27, 2006 respectively, the Magnus Board resolved to grant a number of employees and consultants options to purchase common stock in the Company as follows:

Name and Principal Position	Number of Options Granted	Exercise or Base Price ($/Sh)	Grant Date	Expiration Date	Vesting period
Rita Chou, Consultant	60,000	$2.20	February 1, 2006	February 1, 2012	3 years
Elaine Xiong, Bookkeeper	24,000	$2.59	April 12, 2006	April 12, 2012	3 years
Kevin Pidwerbeski, Administrative	30,000	$2.59	April 12, 2006	April 12, 2012	3 years
Genesio Circosta, Vice President of Exploration in China	150,000	$2.35	April 27, 2006	April 27, 2012	3 years
Yang Yang, Employee	30,000	$2.35	April 27, 2006	April 27, 2012	3 years
Yuan Hai Tao, Employee	30,000	$2.35	April 27, 2006	April 27, 2012	3 years

Tietonggou-Chongyanggou Rutile Titanium Property

On March 23, 2006, Magnus signed a Term Sheet Agreement with Sinoglobe Worldwide Limited (“Sinoglobe”), granting Magnus an option to purchase a 30% interest in the Tietonggou-Chongyanggou rutile property (the “T-C Ti Property”), located in the Xixia county, Henan province in central China. This property is approximately 18km long (from Chongyanggou in the east to Tietonggou in the west), is 1 to 2 km wide, and comprises a total area of 34 km squares.

Under the Term Sheet Agreement, an aggregate of $2,000,000US was to be paid by Magnus to the T-C Ti Property owner as follows:

  $500,000 on agreement execution, refundable in the event Magnus determines not to proceed;
  $1,000,000 on April 28, 2006, refundable in the event Magnus determines not to proceed; and
  $500,000US on closing on completion of due diligence.

Magnus had a 90 day due diligence period from the date of execution of the Agreement allowing the Company not to proceed if the property was deemed by Magnus’s geology staff to be economically unviable.

Should the property have passed due diligence review, Magnus was required under the Term Sheet Agreement to issue to the T-C Ti Property owner, on behalf of BVI Co., an aggregate of 5,000,000 common shares of Magnus to be issued as follows:

  1,000,000 shares on closing on the completion of due diligence; and,
  Four lots of 1,000,000 shares upon processing of the first four lots of 100,000 tonnes of titanium oxide ore from the Property (with certain trading restrictions);

Magnus was to provide 60% of all T-C Ti Property exploration and development expenses until the earlier of the parties advancing a total of $10,000,000US or a pre-feasibility report being completed whereupon Magnus shall thereafter provide 30% of all T-C Ti Property exploration and development expenses.

In early April, Dr. Paul Taufen, Magnus' chief technical director, enlisted the assistance of several titanium industry experts, including the Consulting Geologist and Engineer Firm of Watts, Griffis and McOuat, and visits to the Xixia TiO2 property site were conducted in mid-April. Based on these visits, and based on consultation with various experts in the titanium industry and existing available information in relation to the property, a detailed and conclusive report was produced by Watts, Griffis and McOuat and certain recommendations were made to the Magnus Board.

The Watts, Griffis and McOuat report revealed some key concerns regarding the economic viability of the property.  Among those concerns, the rutile in the mineralized system is of a very fine grain size, and the recovery and marketing of TiO2 as rutile in such a system, if possible at all, would require significant new investment in processing technology. In addition, it was stated in the report tat a high stripping ratio and significant dilution of the potential resource would make bulk mining less feasible, and thus may increase extraction costs significantly.

Based on this report, the opinions of other geological advisors, and Dr. Paul Taufen, the Board determined that it is not in the best interests of the Company to pursue the property further and the Company formally opted out of the March 23, 2006 agreement on April 22, as permitted under the 90-day due diligence review period provision.

Sinoglobe is currently in the process of refunding the initial $500,000 refundable deposit to Magnus.

A copy of the Term Sheet Agreement entered into between Magnus and Sinoglobe, dated March 23, 2006, was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on EDGAR on April 5, 2006.

New Officer

On April 27, the Magnus Board appointed a new officer, Genesio Circosta, as Vice President for exploration in China.  Mr. Circosta has over twenty six years experience as an exploration geologist and exploration manager on a large number of projects ranging from grass-roots and generative projects to advanced delineation projects. His previous experience includes over 17 years of project management and generative exploration for the Placer Dome Asia Group, within China, Australia, Papua New Guinea, The Philippines and Indonesia, with a focus on gold projects but also including exploration for Cu-Au, Pb-Zn and mineral sands.  Mr. Circosta has spent the last two and a half years working mainly with Placer Dome (China) Ltd., managing Placer's exploration and generative activities within China and Asia. Some of his other previous employers include Placer Dome Exploration Indonesia (where he acted as project manager for various projects in Kalimantan, Sulawesi and Java, and as generative and exploration geologist for Indonesia), Kidston Gold Mines (where he managed the delineation and exploration drill programs of the then newly discovered Eldridge deposit at the north end of the Kidston breccia pipe), and Misima Mines Pty Ltd (where he served as Senior Exploration Geologist).

Stock Awards

On April 30, 2006, the Magnus Board resolved to issue stock based awards to certain individuals and one entity that had assisted the Company in raising funds in connection with its recent private placement of units at $1.25 and $1.60, each unit consisting of one common share and one half of one warrant, with each whole warrant exercisable at $2.00 and $2.40 per share, respectively.  It was determined that individuals and entity that had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number private placement units sold.  Thus, if an individual had placed an investor for 1000 units at $1.25 per unit, with each unit consisting of one share and one half of one warrant, with each whole warrant exercisable at $2.00 per share, then the individual that helped place that investor (the awardee) would be granted 100 units, with each unit consisting of one share and one half of one warrant , with each whole warrant exercisable at $2.00 per share.  Shares and warrants of the Company were resolved to be issued as follows:

Name of Awardee	Number of Units Placed by Awardee	Shares to be Issued	Warrants to be issued Exercisable at $2.00	Warrants to be Issued Exercisable at $2.40
Hsien Loong Wong	366,000	36,600	10,050	8,250
Michael Tan	448,000	44,800	17,900	4,500
Wei Ming Chua	398,000	39,800	5,500	14,400
Viking Investment Management Co. Limited	100,000	10,000	5,000	0
Rita Chou	106,000	10,600	0	5,300
Christine Vincenti	30,250	3,025	1,000	513
Randy Chin	8,000	800	400	0

Such awards were made solely at the discretion of Company management and were not made pursuant to any agreement.

Item 6. Exhibits

10.1     Form of Promissory Note and Escrow Agreement between certain warrant holders, the Company and the escrow agent.
31.1     Certificate pursuant to Rule 13a-14(a).
32.1      Certificate pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                   Magnus International Resources Inc.

Date: June 13, 2006                                               Per:      /s/ Graham Taylor
                                                                                     Graham Taylor
                                                                                     President, CEO, CFO, Secretary,
                                                                                     Treasurer and Director