Form 10-K
period 2006-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2006-11-14
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  [  ]    No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   Yes  [  ]    No  [  ]

ii

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes  [x]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   Yes  [  ]    No  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Larger accelerated filer  [  ]             Accelerated filer  [  ]                  Non-accelerated filer  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ]    No  [x]

State issuer’s revenues for its most recent fiscal year.  July 31, 2006: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of October 31, 2006, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $36,483,541.

Outstanding Common Stock: As of October 31, 2006, the Company had 40,763,654 shares of Common Stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

Magnus is currently in the exploration stage and is engaged in the acquisition, exploration and development of precious and base metal properties around the world.  primary focus of the Company has been the exploration and development of gold properties in China.  To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements” below).  Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.  The Chinese venture partner may also provide geological expertise and carry out geological evaluations of joint venture properties. In the future, the Company may also set up wholly foreign invested enterprises in order to acquire mineral mining or exploration rights in China.

We are incorporated under the laws of the State of Nevada, USA on April 4, 2001 and have a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office
1055 West Hastings St. Street, Suite 550 Vancouver, BC Canada V6E 2E9 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada, 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province 650031, People’s Republic of China Tel: 86--871--3642422 Fax: 86- 871- 3642420	1 Berkeley St. London, United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100

The price of the Company’s common stock has been quoted for trading on the OTC BB since March 25, 2003.

Letters of Intent and Preliminary Agreements

On October 5, 2006 Magnus announced that it had entered into a letter of intent to acquire 100% of the issued and outstanding shares in the capital of African Mineral Fields Inc., a British Virgin Islands company, which holds an exclusive option to acquire 100% interests in four gold projects in Uganda.  Graham Taylor, President, CEO and a director of Magnus, is the founder, sole director and majority shareholder of African Mineral Fields Inc.  See “Subsequent Events”, below, for further detail.

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

The operations of the joint venture company are managed under the control of Magnus.  Magnus is to contribute $5,000,000 as an equity investment into Long Teng Mining over the next 3-5 years and Team 209 is responsible for transferring certain gold and copper exploration permits for the Properties to Long Teng Mining. Upon full capital contributions by Magnus and the transfer of the exploration permits by Team 209, Magnus will own 90% and Team 209 will own 10% of Long Teng Mining.

With respect to the $5,000,000 equity investment into Long Teng Mining by Magnus, Magnus is required to contribute not less than $460,000 within three months after the issuance of the Long Teng Mining business license; $1,000,000 within twenty four (24) months after the issuance of the Long Teng Mining business license; $1,550,000 within thirty-six (36) months after the issuance of the Long Teng Mining business license; and based on the results of the exploration by Long Teng Mining, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the Long Teng Mining business license. The capital contribution by Magnus is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, Magnus will be responsible for providing such funding; however, Team 209 will remain a 10% owner of Long Teng Mining.

On September 29, 2004, this JV Agreement was approved by the Chinese Government and a business license for Long Teng Mining was issued.  The exploration license for the Huidong property was successfully transferred into the Joint Venture Company, Long Teng Mining, on July 27, 2005.

On July 1, 2006, Magnus assigned its rights to Long Teng Mining to its wholly-owned subsidiary, Yunnan Long Teng Mining (BVI) Inc.

As of July 31, 2006, Magnus had made $2,680,000 in capital contributions to Long Teng Mining.

Yunnan Western Mining, Ltd.

On July 26, 2005, Magnus and First Fortune Investments Inc. entered into a Letter Agreement (the “Letter Agreement”) whereby Magnus agreed to acquire 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc., and which was participating in a co-operative joint venture with Team 209 pursuant to an agreement dated August 29, 2003 (the “Mangshi Joint Venture”), between Golden River and Team 209.  The acquisition pursuant to the Letter Agreement between Magnus and First Fortune closed on November 25, 2005.

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

Pursuant to the Letter Agreement, Magnus has acquired 100% of the shares of Golden River and the Company has assumed all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture as of the closing date (November 25, 2005). The terms of the Mangshi Joint Venture will require the Company to expend, through its sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years. The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, will require the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006; and an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company. Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209.

As of July 31, 2006, Magnus had contributed $1,400,000 to Yunnan Western Mining.

Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine).  Under the mining license transfer agreement (the “Transfer Agreement”), the mining license containing the permits will be transferred to Western Mining (the joint venture company holding the larger exploration license).  The existing heap leach operations will continue to be operated by Team 209 under the Transfer Agreement, but only to a maximum depth of 15 meters, only for a maximum period of 3 years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement. Magnus maintains an option to purchase the existing estimated resources within the mining license.

Magnus is in the process of having the mining permits appraised, which is a necessary step under Chinese law before a formal request to transfer a mining license between two parties can be made.  The Company has submitted a valuation report and is awaiting further comment from the government on this. Formal license transfer can then proceed after this valuation approval. On June 26, 2006, Magnus, through its joint venture subsidiary, Yunnan Western Mining Ltd. ("Western Mining"), entered into an agreement (the "Agreement") to purchase all of the assets of the Mangshi Gold Mine of Team 209 (the "Mangshi Gold Mine"), a subsidiary of Geological Team 209 of the Nuclear Industry Department of the Peoples Republic of China ("Team 209") in exchange for payment of an aggregate of 22,000,000 RMB over the next three years. with its mining and exploration activities at Mangshi to date.

The Agreement provided that Western Mining would assign a team of specialists to confirm the exploration data of Mangshi Gold Mine and based on the report to be delivered by the specialists, Western Mining would determine whether to accept the mining license and the mining assets.

Based on management’s decision to focus efforts on the Company’s Huidong drilling program, the Company has decided not to close on the Agreement.  Thus, for the time being, Mangshi Gold Mine will be allowed to continue its mining activities in designated areas of the Mangshi property, until the mining concession becomes the property of Magnus under the existing, October 29, 2005 agreement (see below).

On October 29, 2005, the Company, through Western Mining, agreed to purchase the Mangshi mining license from Team 209 in exchange for 150,000 shares of common stock of the Company. Under that mining license transfer agreement, the mining license holding the permits were to be transferred to Western Mining, while the existing heap leach operations were to be allowed to continue to be operated by Team 209, but only to a maximum depth of 15 meters, only for a maximum period of 3 years from the date of execution and only for resources (gold in loose unconsolidated red soil) as defined under the agreement. The Company maintained an option to purchase the existing estimated resources within the mining license at any time. Under the current agreement, all existing mining rights immediately pass to Western Mining, and Western Mining plans to start operating the heap leach pads in the near future.

Other Projects

The Company actively investigates other areas in search of additional properties and additional joint venture opportunities.

In April 20, 2006, Magnus had signed a license acquisition agreement with the Geologic Bureau of the Qinghai Provincial Nuclear Industry (“Qinghai Bureau”) under which Magnus has agreed to pay RMB 3,200,000 (approximately US $400,000) to acquire a 100% interest in a gold exploration license covering the Manzhanggang gold mining area, comprising an area of 50 square km.

Under the agreement, Magnus was to acquire a 33.36 square km exploration license currently held by the Qinghai Bureau, and the Qinghai Bureau was obligated to assist Magnus in acquiring an approximately 17 square kilometer adjacent concession for which a license expansion application is underway.

To hold the exploration license, Magnus was in the process of forming a Wholly Foreign Owned Enterprise, or WFOE, which allows foreign enterprises to own property and conduct business in China under certain guidelines. Once the formation of the WFOE was approved, the exploration license was to be transferred to it and all exploration activities conducted through the WFOE. Magnus had signed the transfer agreement directly on behalf of the to-be-formed WFOE.

Based on management’s decision to focus efforts on the Company’s efforts in China on its Huidong drilling program, the Company has decided to put the formation of the WFOE and the transfer of the Manzhanggang gold mining license on indefinite hold.  The Qinghai Bureau and Magnus have agreed to consider the possibility of a future agreement in relation to Manzhanggang when Magnus has the additional time and resources required to conduct a comprehensive exploration program there.

Corporate Structure

The Board of Directors authorized a decision to re-domicile Golden River Resources Inc., a subsidiary of the Company, from British Columbia, Canada, to Nevis, in the West Indies.  This re-domicile was effective on March 20, 2006.

Notes:
(1) Under a joint venture agreement with Team 209, upon making full capital contributions the Company will own 90% of Yunnan Long Teng Mining Ltd. and Team 209 will own 10%.

(2) Under a joint venture agreement with Team 209, upon making full capital contributions the Company will own 90% of Yunnan Western Mining Ltd. and Team 209 will own 10%.

Employees

As of July 31, 2006, the Company had 4 full-time employees (over and above its directors, officers and consultants), employed at the Company’s office in Vancouver, British Columbia (three  in an administrative capacity and one as a bookkeeper). The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture companies, Long Teng and Western Mining, have hired a large number of employees and contractors, mainly from Team 209, to explore their respective properties. Contract workers and groups are used by the Company on an ad hoc basis to assist in conducting the exploration programs, and the number used may fluctuate based on the exploration activities going on at any given time.  These entities also have various administrative, accounting and management staff.  Currently, Long Teng employs 11 people, and Western Mining employs 6 people.  As we require, we contract people from Team 209 and as of July 31, 2006 this number was approximately 30 for both projects inclusive.
Other Property Interests and Mining Claims

While the Company is actively seeking new prospects and is currently in the process of attempting to acquire African Mineral Fields Inc., it currently only has interests in the above noted joint venture properties in China.

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

Subsequent Events

On October 5, 2006 Magnus announced that it had entered into a letter of intent to acquire African Mineral Fields Inc., a British Virgin Islands company which holds an exclusive option to acquire 100% interests in four gold projects in Uganda.  Graham Taylor, President, CEO and a director of Magnus, is the founder, sole director and majority shareholder of African Mineral Fields.  The acquisition comes as part of Magnus’ decision to expand its mineral portfolio into Africa.

Subject to definitive agreement, the Company intends to issue a total of six million common shares and two hundred thousand Series “B” preferred shares to acquire 100% of African Mineral fields, Inc., which is majority owned by Graham Taylor, President, CEO and director of the Company.  The two hundred thousand Series “B” preferred shares will convert to up to two million common shares subject to the properties of African Mineral fields, Inc. developing a minimum of 250,000 resource category gold ounces and based upon one common share for each gold ounce in the inferred, resource and proven categories.

ITEM 1A.  Risk Factors

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended July 31, 2006, the Company had an operating loss of $9,401,834.  At July 31, 2006, the Company had working capital of $22,846. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "MGNU". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

The Company's Mining JVs have obtained approvals from MOFCOM’s local counterparts in Sichuan and in Yunnan, but not from MOFCOM. MOFCOM has not challenged these approvals but, if it did, such a development would have a material adverse impact on the Company’s ability to operate. Finally, approvals and licenses obtained by the Company are subject to renewal, and such renewal is typically at the complete discretion of the responsible branch of government.  If renewals for the Company’s current licenses, and any other approvals and licenses obtained by the Company in the future are not successfully obtained, this will have a material adverse impact on the Company’s ability to operate.

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

DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE COMPANY.

The Company has no control over the fluctuations in the prices of the metals for which it is exploring.  A significant decline in such prices would severely reduce the value of the Company.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on the Company. In particular, the success of the Company is highly dependant upon the efforts of the President, Treasurer, Secretary, CEO and director of the Company, Graham Taylor, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for Graham Taylor.

THE COMPANY’S PRESIDENT AND CHIEF EXECUTIVE OFFICER, GRAHAM TAYLOR, ALSO SERVES AS PRESIDENT, CHIEF EXECUTIVE OFFICER AND/OR DIRECTOR FOR SOME OTHER ACTIVE COMPANIES.

Mr. Taylor also serves as president, chief executive officer and/or director for other active companies, including African Mineral Fields Inc. (which conducts exploration activities in Africa), Australian Mineral Fields Inc. (which conducts exploration activities in Australia) and Arcview Entertainment Inc. (a motion picture distribution company based in Nevada).  This list may also expand in the future.

Mr. Taylor currently devotes 60% of his time to Magnus, 20% to Australian Mineral Fields, 15% to African Mineral Fields, and 5% to Arcview Entertainment.  As Mr. Taylor focuses a large part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

Through its joint venture agreements with Team 209, the Company currently has interests, or contingent interests, in the following properties:

Property Location	Property Size	Joint Venture Company	Agreement Governing Company’s Interest
Sujiayakou, Weiliancun, Maanshan district, Sichuan Province, China (Huidong)	83.29 square kilometers	Long Teng Mining Ltd.	Cooperative Joint Venture Contract between Magnus and Team 209 dated July 6, 2004
Luxi Gold Belt in the western part of Yunnan Province (Mangshi)	113.96 square kilometers	Yunnan Western Mining Ltd.	Cooperative Joint Venture Contract dated August 29, 2003, between Golden River Resources Inc., a Magnus subsidiary, and Team 209.

The JV Agreements with Team 209 grant the Company a right to participate in the proceeds from the properties above for a term of 30 years (for Huidong) and 25 years (for Mangshi) respectively, each of which may be extended. Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Team 209), provided certain financing schedules are met by the Company (see “Description of Business – Joint Venture Agreements”.

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

The property is in a plateau region with an average altitude of 2,000 – 3,000 meters, and fierce earth surface cuts exist with relative height differences of some 1,000 meters in places. The Jinsha Jiang River passes through the eastern part of the property, at an altitude of approximately 680 meters. There are many seasonal rivers passing through the area heading east into the Jinsha Jiang River. The exploration area is located in subtropical climate, yet can be relatively chilly in the winter due to the higher altitudes. The annual average rainfall is 650 – 850 mm with a minimum annual rainfall of 570 mm. The majority of precipitation occurs between July and August (the rainy season), with a monthly rainfall of 150-200 mm.  During the rainy season, access can become more challenging as roads become harder to navigate and, in more extreme cases, roads get washed out and must be repaired.  However, we have also been constructing roads on the property in order to access areas where higher geochemical anomalies have been found, and access within the property is becoming better as a result.

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

The Boka Trend

Various geological indicators point to Huidong being on trend (in alignment) with the north south oriented fault system that controls the multi-zone Boka Trend, which to date has yielded discoveries over a 25-kilometer-plus corridor. A number of shear zones on the Magnus joint venture bear a strong resemblance to shears along this structural zone or trend, including a 9.5 kilometer strike length that hosts the approximate dozen Boka gold discoveries.

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

To date, about a dozen key discovery zones have been identified (which are confined to a specific stratigraphic horizon) within the 25-kilometer-plus structural zone or trend at the Boka Gold Project. Mapping, surveying and geochemical sampling of the approximately 200 tunnels and pits excavated by artisan miners sped up the identification process of these zones rapidly.

In July 2005 Southwestern Resources reported a current combined indicated and inferred resource at the Boka project of 5.4 million ounces of gold. This significant, newly discovered resource is expected to increase in size and grade as Southwestern continues with expansion and infill drilling. A preliminary assessment and engineering scoping study was completed on the first two zones of the Boka gold system by Hatch Limited, a worldwide engineering firm with extensive experience in China. The study adopted a conservative approach to ore estimation using protocols and procedures in compliance with Canadian National Instrument 43-101. The Hatch study considers the Boka Project to be one of the significant gold discoveries of recent years. Furthermore, capital and operating costs for mining operations in this part of China are reported to be low. The complete study is available at Southwestern's website at www.swgold.com.

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

Target 1
Target 2
Target 3
Boka 1
Boka 2
Legend
Huidong 10 & 20 ppb Au in Soil
Huidong_Concession
Structure_NNW
Boka 20 ppb Au in soil
Boka_Au_Zones
1
Kilometers

Figure 1: Huidong West / Dingjiaping (Target 1)

Follow up exploration work completed by Team 209 and Magnus in late 2005 within Target area 1 (including the completion of an infill sampling program) generated coherent gold (Au) in soil anomalies, including one contiguous soil gold anomaly extending over 1.15 square kilometers in an area designated by the local village name of Dinjiaping.  The anomaly is outlined in more detail in the “Huidong Exploration Update with Diagrams” pdf report found at www.magnusresources.com.  The thickest portion of this gold in soil anomaly commonly contains soil gold concentrations of 100 ppb Au and above.  A concentration of 100 ppb or higher of gold in soil is considered to be clearly indicative of associated gold mineralization in the Huidong-Boka district.

More detailed investigation of Priority Area 1 revealed the presence of  old tunnels where historical gold mining has occurred. This is a very good indication of potentially high ore grades for gold since the gold concentrations in historical tunnels would typically have been high enough to warrant recovery by very labor-intensive and primitive mining methods.  Rocks from these tunnels and other exposures away from tunnels have been sampled and analyzed for Au (gold).  Thirteen of these sixteen rocks collected from the area of the 1.15 km2 soil returned Au concentrations of 1 g/tonne or higher, with the Au concentration range extending from below detection to as high as 7.2 g/tonne.  Further, there were 21 surface rock samples with greater than 1 g/tonne Au based on limited surface sampling.  The occurrence of gold-bearing rock samples at surface with these gold concentrations is considered highly encouraging.

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

Huidong South (Target 3)

Infill soil sample results were received from the 2005 infill sampling program for 1612 sites in the Huidong South area of the Huidong Concession.  These soil analysis results provided the highest concentrations of gold and copper in soils observed on the Huidong Concession.  The highest concentrations of gold and copper in soil were observed in a single sample containing 3014 ppb Au (over 3 g/tonne Au) and over 1% copper.  This very high concentration of gold in soil occurred in a cluster of very high Au-in-soil concentrations.  Of the 1612 soil samples analyzed from Huidong South, 577 soils contained greater than or equal to 20 ppb Au, 160 soils contained greater than or equal to 50 ppb Au, and 45 soils contained greater than or equal to 100 ppb Au.

Current Drill Program and Geophysics Survey Results

Geophysics surveys, including IP/Resistivity, magnetics and Time Domain EM (TDEM) surveys, were completed by Logantek Pty Limited (Sydney, Australia) and the Baoding Geophysical Exploration Bureau (GEB) from Hebei, China. The surveys used modern Western geophysical exploration instruments and sophisticated processing and interpretation software.  The geophysics surveys were designed to detect fault zones as well as electrically conductive or chargeable rocks that are known to be associated with gold mineralization in the district.

Drilling began in late June 2006, to test coincident sites of favorable geology, surface geochemical gold anomalies (soils and rock outcrop), and geophysical features at depth.  Planned drilling locations are displayed in Figure 2, below.

Figure 2: Planned drilling locations at Dingjiaping and Huidong East - Huidong Concession

Dingjiaping

Road building at Dingjiaping has exposed new areas of mineralized rocks. These occur both proximal to artisan gold mining tunnels and in newly identified zones associated with gold-bearing soils.  The current progress of roads and rock exposures is shown below.  The parallel roads to the east are designed to expose anticipated mineralization along two distinct elevation contours.

Figure 3: Road progress, artisan gold mining tunnel locations, and soil geochemistry at Dingjiaping

Drilling, being carried out using a Longyear LF-90 drill rig, at the Dingjiaping target area began on July 25, 2006. Progress to date has been excellent with an average of 35 to 40 meters per day being drilled.

Magnus technical staff are encouraged by the styles of the sulphide mineralization that have been observed in the last two holes at Dingjiaping - DJP-3-06 and DJP-4-06. Sulphide mineralisation, mainly pyrite, that is associated with structural zones has been observed and is considered encouraging for potential gold mineralization. While the field observations are encouraging, Magnus’ management cautions investors that the Company must receive gold assay results from the analytical laboratory to determine the gold content, and a specific inference regarding the gold content of drill cores cannot be made.

DJP-7-06
DJP-6-06
DJP-5-06
DJP-2-06
DJP-1-06
DJP-3-06
DJP-4-06
Old Tunnels
Au_Contours (20ppb)
Current Concession
Drillholes
Drilled
On-going
Planned
Roadcut Assay
0.20 - 0.50
0.50 - 1.00
1.00 - 3.00
3.00 - 19.30
0
250
500
m

Figure 4: Drill Targets at Dingjiaping

A number of drill targets are being tested at Dingjiaping as displayed in Figure 4 above. Targets are based on careful geologic mapping, proximity to known gold-bearing artisan tunnels, very strong surface soil gold geochemistry in this target area, and high concentrations of gold in rock samples.

In general, a series of North-South and East-West fault zones and shear zones traverse the Dingjiaping area. Sites where these two sets of mineralized structural zones intersect or are met by other mapped faults and shears are considered especially favorable for large gold deposit systems, and will be tested in the planned drilling program.

A summary of the holes drilled to date in Dingjiaping follows:

1)       DJP-1-06

DJP-1-06 was planned to intersect extensions of the mineralized veins and structures exposed in artisan mining tunnels No. 6 (nearly N-S striking) and 7 (nearly E-W strike).  This hole went through a series of veining and breccia zones, in both carbonaceous phyllite shale and mudstone) and quartz phyllite (sandstone and siltstone) and intersected several sulphide-bearing intervals.

2)       DJP-2-06

DJP-2-06 was designed to intersect the western, deep extension of the mineralised vein exposed in Tunnel 7.  This hole appears to intersect the same part of the stratigraphy as in DJP-1-06, i.e. a sandy unit (quartz phyllite) between an upper and a lower muddy unit (carbonaceous phyllite).  Drilling revealed veining and brecciation at various areas along the hole with the most intense concentration found in quartz phyllite situated near the middle part of the hole. The drilling appears to have intersected the deep extension of the mineralized quartz-carbonate veins exposed in Tunnel 1.  Several zones with well developed structure and veining were intersected.

3)       DJP-3-06

This hole was drilled to test the extension along dip of those few mineralized veins and structures exposed on road-cut containing gold up to 2.7g/t. In addition, this hole cuts through a part of carbonaceous phyllite overlying that intersected in the first two holes. DJP-3-06 revealed a series of veining and brecciation zones, all in carbonaceous phyllite. This hole looks promising in terms of development of structure, veining and sulphide content.  Several intervals with good structure and veining have been intersected.

Figure 5: DJP-3-06 - veined and brecciated carbonaceous phyllite at 244 to 253m.

4)       DJP-4-06

DJP-4-06 is targeting extensions of the mineralized veins exposed in road-cut channel sampling, which have values of up to 19g/t gold (Fig. 4).  The current drill hole DJP-4-06 is at 198.5 meters within sericite-quartz phyllite containing locally abundant sulphides.

As expected, this hole starts from the muddy unit (carbonaceous phyllite) and soon gets into the sandy unit (quartz phyllite).  Structures with quartz and/or quartz-carbonate veining are encountered frequently, and they appear to cluster into three major zones near 7-14m, 41-69m and 130-164m.  It appears that some of the high gold values assayed for samples from road-cut probably represent the structures and veins intersected in the two lower zones.  The first upper zone was not exposed and therefore not sampled on road-cut.

Photographs of some of the altered and mineralised core appear in Figure 5.

                                                                 Figure 6: Plan of DJP-4-06 design

Figure7: DJP-4-06 core photos of intensely brecciated and veined quartz phyllite (upper) and sulphide-bearing quartz phyllite

This observed alteration and mineralization in holes DJP-3-06 and DJP-4-06 is typical of the rocks comprising gold ore at Southwestern’s Boka project, located south of Huidong along the same geologic trend. However, Magnus’ management cautions investors that while these initial visual results are encouraging, the Company must receive gold assay results from the analytical  laboratory to determine the gold content, and a specific inference regarding the gold content of drill cores cannot be made at this time.

Planning for the next holes in Dingjiaping is proceeding well with access now ready for drilling targets DJP-6, 7 & 9. Core sampling is now up-to-date with the drilling program, and drill core is being sent to the SGS laboratory on an ongoing basis. Currently, the SGS lab in Tianjin is processing an unusually large volume of material for gold assay causing a longer turnaround time of results for all of its clients. Management believes the program will lead to improved understanding of the mineralized systems already observed at Huidong, and could lead to a discovery in this very favorable exploration terrain.

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

 Figure 8: Drill targets at Laoshijing – Huidong East shown on color image of soil gold geochemistry.
Targeted geophysics features are explained in the diagram.

Figure 9: Drill targets at Laoshijing – Huidong East shown on color image of soil gold geochemistry, with elevation contour lines at 100m intervals.  Each square represents one square kilometer.

Drilling at the Huidong East Target commenced in late June and is being completed by two Chinese built XY-2 drill rigs. Hole targeting is based on integrated geophysical and structural (from surface mapping) targets within a coherent and significant soil geochemical anomaly. Holes LSJ-6-06 and LSJ-11-06 are being drilled and are at depths of 120.98 and 81.3 meters respectively as of September 21, 2006.

There is a large surface anomaly feature to drill test at Huidong East, and we are still in the very early stages of drill testing the targets at Huidong East. What the Magnus team learns from drill intercepts of geophysical features and geologic targets in this early stage of drilling will guide the exploration and drilling program.

Figure 10: Drill hole collar LSJ-1-06, SL-06-06, LSJ-7-06, LSJ-8-06 and LSJ-11-06 at
Huidong East with surface gold geochemistry along mapped northwesterly fault structure

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

Figure 11: Laowangshan area within the Huidong South target.  Four drill holes are planned in preliminary testing of coincident gold in surface soils and geophysical anomalies at depth.

Figure 12: Laowangshan area within the Huidong South target.  Four drill holes are planned in preliminary testing of coincident gold in surface soils and geophysical anomalies at depth. Proposed drill targets at shown on colour image of soil gold geochemistry, with elevation contour lines at 100m intervals.  Each square represents one square kilometer.

Mangshi Joint Venture Property

Property Location and Geology

The Company’s Mangshi Property is located in the Luxi Gold Belt, a 40km northeasterly geological trend, in the southwestern part of Yunnan Province, Peoples Republic of China.  The exploration license held by Magnus and Team 209’s joint venture company, Yunnan Western Mining Ltd., is for 113.96 square kilometers located approximately 25km southwest of Luxi City. Sparton Resources Inc (TSX-V:SRI) is currently advancing a successful discovery along the same Luxi gold trend adjacent to Magnus’ Mangshi property. Depending on the cut-off grade used, Sparton’s staff has reported a minimum possible mineral deposit of between 210,000 and 320,000 oz gold at its Luxi property. This resource estimate is based on results reported up to mid-September 2005 from their first 34 drill holes.

Luxi City is a regional center of approximately 300,000 people and accessible by road and air transportation from several major destinations in China. The property itself also allows for easy access, with a major highway providing access to the exploration license area as close as 6 km away, and the surrounding terrain allows for easy over-ground access from the highway year round.

The Mangshi Property is chiefly underlain by a Permian dolomitic limestone and Triassic to Jurassic sedimentary units juxtaposed by northeasterly and generally west-dipping normal and reverse faults. There appear to be two styles of gold mineralization at the Mangshi Property. The gold at the two existing heap leach operations occur as fine particles in silicified and clay-altered clasts in a breccia-like flat-lying unit at the contact of Permian dolomitic limestone and Jurassic sandstone. The thickness of the breccia unit ranges up to 30 meters. The other style of mineralization comprises pyrite and gold in dominantly silicified and clay-altered fine grained Jurassic sandstone. This latter style of gold mineralization is deemed more significant as it bears resemblance to similar sedimentary rock-hosted gold deposits in neighboring Gizhou Province, which are considered of the Carlin type gold deposition model.

Exploration History

There is an abundance of geological information already available about the property, and a report on the property pursuant to Canadian National Instrument 43-101, dated October 27, 2003, has already been published. The report was prepared by Ruben S. Verzosa, P. Eng., and an updated version is available on the Company’s website located at www.magnusresources.com. Mr. Verzosa is a qualified person as defined by National Instrument 43-101 in Canada and is a member of the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Verzosa has been hired by the Company to assist with the immediate exploration of the Mangshi Property.

Exploration Progress and Future Plans for the Mangshi Property

An environmental baseline study was completed in 2005 to establish the environmental status upon commencement of exploration activity at Mangshi.   The exploration plan for the Mangshi Property comprises three scales of exploration:

  Local scale exploration: focusing on the Maiwoba – Guoyuan – Mulingba Au shear zone
  Intermediate scale: follow-up trenching at the Qingtang River target
  District scale Au targets: follow-up of stream drainage anomalies within the Mengdan exploration license

Local scale exploration is designed to test the known Maiwoba – Guoyuan – Mulingba Au trend defined by Au-mineralized rock and greater than 100 ppb Au in soil. The Au trend is covered by the 113.96 km 2 exploration license (covered by the Mangshi Joint Venture) and the mining permits within the Mangshi Property (recently acquired by Yunnan Western Mining Ltd. by Transfer Agreement, see “Description of Business - Joint Venture Agreements - Yunnan Western Mining Ltd.”, above) at Maiwoba and Guoyuan.

Figure 13: Mangshi Exploration Area

Testing along the Maiwoba - Guoyuan - Mulingba Au trend comprised additional detailed mapping and sampling of mineralized rock and identified breccia zones, as well as the pit floors from the small-scale oxide ore mining operations. A dipole-dipole Induced Polarization (IP) geophysical survey was executed by the Yunnan Institute of Geophysics and Geochemistryhas and completed 30 line kilometers of surveying. The IP survey identified zones of sulphides (pyrite) and zones of silicification along the depth extent of the northwest-dipping fault and shear zones believed to control Au mineralization in the area. Detailed drill target definition for the initial 5,000 meter diamond core drilling program was conducted based on the mapping, sampling, and geophysical surveying. The program is expected to test the depth extent of the Maiwoba - Guoyuan - Mulingba Au trend.

Exploration drilling has been ongoing on the Mangshi Concession, and to date 25 drill holes have been completed and a total of 5,282 meters of HQ core have been drilled.

A summary of the current drilling progress shows the progression of the drilling program.

D.D.H. No.	Area / Zone	Length of Hole (m)	Cumulative Length (m)	Remarks
MS05-01	MAIWOBA	336.00	336	FAA Au, ICP
MS05-02	MAIWOBA	300.00	636	FAA Au, ICP

MS05-03	MAIWOBA	352.95	989	FAA Au, ICP
MS05-04	MAIWOBA	350.15	1,339	FAA Au, ICP
MS05-05	MAIWOBA	303.00	1,642	FAA Au, ICP
MS06-06	MAIWOBA	301.75	1,944	FAA Au, ICP
MS06-07	MAIWOBA	253.25	2,197	FAA Au, ICP
MS06-08	MAIWOBA	215.45	2,413	FAA Au, ICP
MS06-09	MAIWOBA	200.55	2,613	FAA Au, ICP
MS06-10	MAIWOBA	200.25	2,813	FAA Au, ICP
MS06-11	MAIWOBA	361.75	3,175	FAA Au, ICP
MS06-12	MAIWOBA	204.95	3,380	FAA Au, ICP
MS06-13	MAIWOBA	202.45	3,583	FAA Au, ICP
MS06-14	GUOYUAN	251.05	3,834	FAA Au, ICP
MS06-15	MAIWOBA	148.90	3,982	FAA Au, ICP
MS06-16	GUOYUAN	200.00	4,182	FAA Au, ICP
MS06-17	MAIWOBA	105.30	4,288	FAA Au, ICP
MS06-18	MAIWOBA	101.50	4,389	FAA Au, ICP
MS06-19	MAIWOBA	101.10	4,490	FAA Au, ICP
MS06-20	MAIWOBA	150.40	4,641	FAA Au, ICP
MS06-21	MAIWOBA	103.20	4,744	FAA Au, ICP
MS06-22	MAIWOBA	103.95	4,848	FAA Au, ICP
MS06-23	MAIWOBA	101.10	4,949	FAA Au, ICP
MS06-24	MAIWOBA	182.60	5,132	FAA Au, ICP
MS06-25	MAIWOBA	150.30	5,282	FAA Au, ICP

Analysis results for these holes all have been received, and results from gold-mineralized intersections are tabulated below.

HoleID	From (m)	To (m)	Length (m)	Weighted Assay (g/t)

MS05-02	0.00	26.70	26.70	0.64
MS05-02	30.85	50.65	19.80	0.58
MS05-02	59.45	75.45	16.00	0.68
MS05-03	12.60	35.40	22.80	1.29
MS05-03	68.70	86.60	17.90	0.48
MS05-04	67.85	71.70	3.85	0.62
MS05-06	23.90	41.00	17.10	1.47
MS05-07	24.40	39.50	15.10	2.03
MS06-13	0.00	40.45	40.45	0.73
MS06-13	53.05	66.50	13.45	1.04
MS06-18	73.20	81.08	7.88	0.73
MS06-19	1.75	14.95	13.20	0.72
MS06-20	72.20	81.50	9.30	0.25
MS06-21	41.90	53.90	12.00	0.93
MS06-22	0.00	28.95	28.95	0.91
MS06-23	0.00	3.70	3.70	0.32
MS06-24	11.70	14.95	3.25	0.59
MS06-25	0.00	14.60	14.60	0.26

Drill hole locations are displayed in the figure below.  The figure illustrates that only a relatively small portion of the mining license and mineralized trend at Mangshi has been drill tested.

Yunnan Western Mining Ltd.
Mangshi Project, China
Drill Hole Location Map
(April 2006)
Legend
Inclined drill holes
Inclined drill hole trace
Vertical drill holes
Roads
Rivers
Mining License
120 60 0 120 Meters

Figure 14: Drill hole locations at the Mangshi property

Additional information on the three kilometer-long soil geochemistry feature at Mangshi and more information on the exploration program at Mangshi can be found on the Company’s website at www.magnusresources.com.

Leased Office Space

The Company currently leases four administrative offices: in Vancouver, British Columbia, Canada; in Kunming, China; in Las Vegas, Nevada; and in London, United Kingdom.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approximate monthly cost
Suite 550-1055 West Pender Street, Vancouver, BC, Canada V6E 2E9	4900 Square feet	23 months Expires May 30, 2008	Cdn.$8,500.
Dushimingyuan Bldg., No. A-2708, Central Renmin Road, Kunming City, Yunnan Province 650031, People’s Republic of China	1000 Square feet	2 years (expires March 31, 2007)	RMB 5,500, which was equal to approximately $690 on July 31, 2006
101 Convention Center Drive, 7th Floor, Las Vegas, NV, USA 89109	Shared Space, 2500 square feet	One year (expires April 30, 2007)	USD $2,000 (per year)
1 Berkeley Street, London, UK, W1J 8DJ	Shared Space, 1500 square feet	Month to month	$500

ITEM 3.  LEGAL PROCEEDINGS

Long Teng Mining has been named as defendant in litigation over responsibility for injuries allegedly sustained by an individual on a road leading to the Huidong property. It is alleged that a Long Teng vehicle startled the individual’s donkey, causing the individual to fall off the donkey and sustain injuries. Long Teng has retained counsel to defend the action. Magnus and Long Teng deny responsibility for the injuries. To be conservative, Long Teng has provided in its accounts for up to RMB 187,000 (approximately $US 24,000) in case of an adverse award.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties.  None of the Company’s directors, officer or affiliates is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

N/A

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended

2003	High Trade	Low Trade
April 30	0.025	0.015
July 31	1.50	0.03
October 31	2.25	0.505

2004
January 31	0.725	0.25
April 30	1.35	0.495
July 31	1.11	0.85
October 31	1.26	0.90

2005
January 31	1.70	1.18
April 30	2.35	1.55
July 31	1.99	1.65
October 31	1.80	1.64

2006
January 31	2.25	1.60
April 30	3.93	2.10
July 31	2.50	1.73

Holders

As of September 15, 2006, Magnus had at least 1,680 shareholders of record.

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

Section 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and must have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and the secondary market; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

On August 12, 2005, the Company issued 133,000 shares (each a “Share”) to three individuals/entities in connection with the exercise of warrants at a price of $1.00 per Share for total proceeds of $133,000. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.

On August 18, 2005, the Company issued 30,000 Units (each a “Unit”) to one entity due to the partial closing of the Company’s private placement at $1.00 per Unit for total proceeds of $30,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrants allowing the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share for a period of two years from the date of issuance of the warrants.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended.

On August 18, 2005, the Company issued 726,800 Units (each a “Unit”) to twenty-six individuals/entities due to the closing of the Company’s private placement at $0.50 per Unit for total proceeds of $363,400. Each Unit consists of one share of common stock of the Company, one share purchase warrant to purchase one additional share of common stock of the Company at a price of $1.00 per share until October 31, 2005 (which was subsequently extended to January 31, 2006 with a slight price increase each month) and one piggyback warrant to purchase one additional share of common stock of the Company at $2.00 per share until January 9, 2006 (which was subsequently extended to September 30, 2006), exercisable only if the holder thereof first exercises the initial share purchase warrants. The Company believes that such issuance is exempt from registration as the securities were issued to the individuals/entities in an offshore transaction which was negotiated and consummated outside of the United States.

On August 26, 2005, the Company issued 285,714 shares (each a “Share”) to one entity in accordance with the terms of the Co-operative Joint Venture Contract between the Company and Geology Brigade 209 of the Nuclear Industry of Yunnan Province, China for the establishment of Long Teng Mining Ltd., dated July 6, 2004. The Company believes that such issuance is exempt from registration as the securities were issued to the entity in an offshore transaction which was negotiated and consummated outside of the United States.

On September 6, 2005, the Company issued 220,000 units (each a “Unit”) to five individuals due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $220,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant to purchase one additional share of common stock of the Company at a price of $2.00 per share until

September 6, 2007. The Company believes that such issuances are exempt from registration as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

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

On December 19, 2005, the Company issued 200,000 shares to True North Management Ltd. in connection with shares earned under a finder’s fee agreement, dated April 6, 2004, between the Company and True North Management Ltd. relating to the Huidong Property and the execution of a formal joint venture agreement between the Company and Team 209, dated July 6, 2004.  The Company believes that such issuance is exempt from registration as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On January 9, 2006, the Company issued 100,000 units (each a “Unit”) to two entities due to the final closing of the Company’s private placement at $0.50 per Unit for total proceeds of $50,000. These Units were fully paid for back in May of 2004.  Each Unit consists of one share of common stock of the Company, one share purchase warrant and one piggyback warrant, with each warrant entitling the holder to purchase one additional share of common stock of the Company at US$1.15 (as at January 31, increasing by $0.025 on the first day of each subsequent month) per warrant share until April 30, 2006, and each piggyback warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per piggyback warrant share until September 30, 2006, only if the warrants are first exercised. The Company believes that such issuances are exempt from registration as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

On January 9, 2006, Graham Taylor, President, CEO and a Director of the Company, exercised 800,000 stock options at a purchase price of USD$0.50 per share for total proceeds of $400,000. The resulting shares are restricted from re-sale for one year from the date of exercise. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On January 16, 2006, the Company issued 624,500 units (each a “Unit”) to 40 individuals/entities due to the first closing of the Company’s private placement at $1.25 per Unit for total proceeds of $780,625. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until January 17, 2008. The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

On January 24, 2006, the Company issued 100,000 Series A preferred shares to Graham Taylor, President, CEO and a Director of the Company at a price of $0.001 per share for total proceeds of $100. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to Mr. Taylor through an offshore transaction which was negotiated and consummated outside of the United States. These Series A preferred shares have the following base characteristics:

  Dividends: Series A Preferred Stock shall not participate in dividends.

  No Liquidation Preference: In the event of any liquidation, dissolution, or winding up of this Company, either voluntarily or involuntarily, the holders of the Series A Preferred Stock shall not be entitled to receive any distribution by reason of their ownership thereof.

  Voting Rights: Each shareholder of Series A Preferred Stock of record shall have 1000 (one thousand) votes for each share of Series A Preferred Stock standing in his name in the books of the Company and shall be entitled to vote such shares at meetings of the common shareholders in all circumstances.

January 25, 2006, the Company issued 270,000 shares (each a “Share”) to four individuals in connection with the exercise of warrants at a price of $1.15 for total proceeds of $310,500. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On February 22, 2006, the Company issued 25,532 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.175 per Share for total proceeds of $30,000.  In addition, the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On March 15, 2006, the Company issued 209,000 shares to five individuals/entities in connection with the exercise of warrants at prices ranging from $1.00 to $1.175 per share for total proceeds of $224,075.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On March 20, 2006, the Company issued 1,087,000 units (each a “Unit”) to 33 individuals/entities due to the second closing of the Company’s private placement at $1.25 per Unit for total proceeds of $1,358,750.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until March 20, 2008. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On March 21, 2006, the Company issued 33,000 shares to three individuals in connection with the exercise of warrants at a price of $1.20 per share for total proceeds of $39,600.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On March 29, 2006, the Company issued 340,000 shares (each a “Share”) to three individuals/entities in connection with the exercise of warrants at a price of $1.20 per Share, for total proceeds of $408,000. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On April 4, 2006, the Company issued 100,000 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.20 per Share, for total proceeds of $120,000. In addition the warrant holder received a piggyback warrant in the same amount of warrants that the individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On April 10, 2006, the Company issued 250,000 shares (each a “Share”) to one individual in connection with the exercise of stock options at a price of $0.50 per Share for total proceeds of $125,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated consummated outside of the United States.

On April 10, 2006, the Company issued 668,250 units (each a “Unit”) to 53 entities due to the closing of the Company’s private placement at $1.60 per Unit for total proceeds of $1,069,200. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.40 per warrant share until April 19, 2008. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

On April 20, 2006, the Company issued 96,000 shares (each a “Share”) to six individuals in connection with the exercise of stock options at a price of $0.50 per share for total proceeds of $48,000. The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On April 20, 2006, the Company issued 390,000 shares (each a “Share”) to four individuals/entities in connection with the exercise of warrants at a price of $1.225 per Share, for total proceeds of $477,750.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On June 8, 2006 the Company issued 657,263 shares (each a “Share”) to sixteen individuals/entities in connection with the exercise of warrants at a price of $1.225 per share for total proceeds of $805,147. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.

On June 8, 2006 the Company issued 21,276 shares (each a “Share”) to one individual in connection with the exercise of warrants at a price of $1.175 per share for total proceeds of $25,000. In addition, the warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On June 22, 2006, the Company issued an aggregate of 2,322,164 shares (each a “Share”) to 18 individuals/entities in connection with the exercise of warrants at a price of $1.225 per Share, for total proceeds of $2,844,651 by way of promissory notes in favour of the Company, which also includes an escrow arrangement.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individuals/entities through offshore transactions which were negotiated outside of the United States and consummated outside of the United States.

The promissory note and escrow agreements entered into between the 18 individuals/entities, the Company and the escrow agent provides that each of the 18 individuals/entities (each called a “Borrower”) promises to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled.  A copy of the form of the promissory note and escrow agreement was attached as Exhibit 10.1 to the Company’s Form 10-QSB that was filed with the SEC on EDGAR on June 14, 2006 and incorporated by reference.

On October 13, 2006, the Company provided each of the Borrowers a notice of default, which provided each Borrower 30 days to make payment on the promissory note or else the shares that were issued and held in escrow will be surrendered to the Company for cancellation.  On November 15 2006, 2,322,164 shares are expected to be cancelled, which would result in the issued and outstanding shares being 38,441,490 instead of 40,763,654.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

ITEM 6.  SELECTED FINANCIAL DATA

	2006	2005	2004	2003
Loss from Operations	9,401,834	3,771,493	1,737,327	35,282
Loss from Operations per share	0.27	0.15	0.08	0.0
Total Assets	1,251,451	2,233,599	838,169	23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2006, and the related notes thereto.

Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of precious and base metals.  To this end, the Company has entered, and plans to enter, various joint venture agreements with Chinese parties and entities (see “Description of Business - Letters of Intent and Preliminary Agreements” and “Description of Business - Joint Venture Agreements” above).  Generally, these joint venture arrangements require the Company to contribute capital toward the exploration and development of various properties while requiring the Chinese individual or entity to obtain mineral rights for desirable mineral properties in China, and obtain all required permits and licenses to commence exploration and mining activities.

Outlook

Mineral prices rose steadily during our last fiscal year. At July 31, 2005, the price of gold was $429.50 per ounce compared to $635.30 at July 28, 2006, representing an increase of approximately 48%. Similarly, the value of copper and the value of silver both increased during the same period. Management believes that this trend will continue, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

At April 30, 2006, we had interests in two properties that might contain mineralized material (see “Description of Business - Joint Venture Properties”, above), and one further interest than may materialize in the near future (see “Other Projects”, above).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had working capital of $22,846 at July 31, 2006. Total cash requirements stipulated under the Company’s Joint Venture Agreements with Team 209 of China calls for a $5,000,000 equity investment into the joint venture company called Yunnan Long Teng Mining Ltd., and a $3,010,000 investment into the joint venture company called Yunnan Western Mining Ltd., by Magnus.

Under the Huidong (Long Teng) joint venture agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of  November 3, 2006 the Company had contributed $2,965,000 to the joint venture company. . The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company has 36 months from July 29 2004 to contribute an additional $45,000 to the joint venture as per the schedule above.

Under the Mangshi Joint Venture Agreement, Magnus was required to contribute to the joint venture company a total of $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006; and an additional $1,510,000 by December 31, 2007. As of  November 3, 2006, the Company had contributed $1,447,500 to Yunnan Western Mining Ltd.. thus leaving it due to contribute an additional  $ 52,500 to the joint venture by December 31, 2006 as per the schedule above.

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

Results from Operations

Summary

The Company's consolidated net loss for the current fiscal year was $9,401,834 or $0.27 per share compared to the previous year’s consolidated net loss of $3,771,493 or $0.15 per share for a net increase of $5,630,341.  The largest expense was related to the cost of exploration of the properties in China (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements”). The second largest expense was related to investor relations.

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on our two Chinese properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

We are committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which 2,680,000 was contributed by July 31, 2006.  In addition, the Company is committed to contribute a total of at least $1,500,000 to the Mangshi Joint Venture by December 31, 2006 which $1,400,000 was contributed by July 31, 2006  This contribution is used for the ongoing geological testing described above under “Exploration Progress and Future Plans for Mangshi Property.”  At this preliminary stage, it is difficult to estimate whether the exploration costs will exceed the Company’s total capital commitments required under the joint venture agreements.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $2,808,692 in the current fiscal year compared to $462,387 in the previous year, representing an increase of $2,346,305.   Included in these costs are the costs of an investor relations program started in the year, and business development costs in association with new joint ventures in China.  Also included are travel expenses for executives and geologists to China, travel to various conferences, and other miscellaneous office expenses.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $8,216,610 in the current fiscal year compared to cash uses of $2,794,681 in the previous year.

The increase of $5,421,929 can be attributed to the exploration and administrative increases noted above, the addition of the Mangshi Joint Venture, an employee and several consultants, and other costs (legal, accounting, etc.) associated with increased business activity.

Financing Activities

The Company received cash from financing activities of $7,105,030 in the current fiscal year compared to $4,155,805 in the previous year.

As of September 30, 2006, the Company has received payment for subscriptions to purchase 350,000 units (each a “Unit”) of the Company at a price of $1.00 per Unit for total proceeds of $350,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

Financing activities for the year are described fully above under “Recent Sales of Unregistered Securities”.

Liquidity and Capital Resources

At July 31, 2006, the Company's total assets were $1,251,451 as compared to $2,233,599 the previous year. Long-term liabilities as of July 31, 2006 totaled $0 as compared to $0 in the previous year.  The Company had working capital of $22,846 at July 31, 2006.  The Company has received payment for additional subscriptions to purchase 107,143 units of the Company (see above under “Financing Activities”), and intends to do additional financings in the future.

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

The Company has experienced total losses amounting to $14,910,654 as of July 31, 2006.  As of July 31, 2006, the Company had a total of $414,695 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Transactions with Related Parties / Subsequent Events

On October 5, 2006 Magnus announced that it had entered into a letter of intent to acquire African Mineral Fields Inc., a British Virgin Islands company which holds an exclusive option to acquire 100% interests in four gold projects in Uganda.  Graham Taylor, President, CEO and a director of Magnus, is the founder, sole director and majority shareholder of African Mineral Fields Inc.  The acquisition comes as part of Magnus’ decision to expand its mineral portfolio into Africa.

Subject to definitive agreement, the Company intends to issue a total of six million common shares and two hundred thousand Series “B” preferred shares to acquire 100% of African Mineral Fields, Inc., which is majority owned by Graham Taylor, President, CEO and director of the Company.  The two hundred thousand Series “B” preferred shares will convert to up to two million common shares subject to the properties of African Mineral Fields Inc. developing a minimum of 250,000 resource category gold ounces and based upon one common share for each gold ounce in the inferred, resource and proven categories.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Chinese Renminbi (“RMB”) has been informally pegged to the USD.  However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s consolidated financial reporting and make realistic revenue projections difficult.  Recently (July 2005) the Renminbi was allowed to rise 2%.  This has not had an appreciable effect on our operations and seems unlikely to do so.

As Renminbi is used for expenditures by Magnus and its subsidiaries in conducting their operations in China, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.

Interest Rate

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the PRC’s perennial balance of trade surplus).  Our loans, if any, relate mainly to trade payables and are mainly short-term.  However our debt is likely to rise with physical plant in connection with expansion and, were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Financial Statements

                                                                                                                                                          Index

Report of Independent Registered Public Accounting Firm dated November 10, 2006.......................... F-1

Consolidated Balance Sheet................................................................................................................ F–2

Consolidated Statement of Operations................................................................................................ F–3

Consolidated Statement of Cash Flows .............................................................................................. F–4

Consolidated Statement of Stockholders’ Equity (Deficit).................................................................... F–5

Notes to the Consolidated Financial Statements.................................................................................. F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Magnus International Resources Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Magnus International Resources Inc. (a development stage company) as of July 31, 2006, the related consolidated statements of stockholders’ equity (deficit), operations and cash flows for the year ended July 31, 2006 and for the period from August 1, 2002 (re-entered into developing stage on June 2, 2003 described in Note 2) to July 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of July 31, 2005 and for the cumulative period from August 1, 2002 to July 31, 2005 were audited by other auditors whose reports dated October 31, 2003, October 15, 2004 and November 15, 2005 expressed unqualified opinions on those statements.  The financial statements for the period from August 1, 2002 to July 31, 2005 include total revenues and net loss of $nil and $5,585,963 since inception ($77,143 before re-entering into developing stage and $5,508,820 after re-entering into developing stage), respectively.  Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period August 1, 2002 (re-entered into developing stage on June 2, 2003) to July 31, 2006, insofar as it relates to amounts for prior periods through July 31, 2005 is based solely on the reports of other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2006, and the results of its operations and its cash flows for the year ended July 31, 2006, and for the cumulative period from August 1, 2002 (re-entered into developing stage on June 2, 2003) to July 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

November 10, 2006

F-1(a)

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2005, and the results of its operations and its cash flows for the year ended July 31, 2005, and for the cumulative period from August 1, 2002 (re-entered into developing stage on June 2, 2003) to July 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                            /s/ Ernst & Young LLP
November 15, 2005                                                                            Chartered Accountants

F-1(b)

MOORE STEPHENS ELLIS FOSTER LTD.
 CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
Website:  www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MAGNUS INTERNATIONAL RESOUCES INC. (“the Company”)
(formerly Gravity Spin Holdings, Inc.)
(an exploration stage enterprise)

We have audited the consolidated statements of operations, cash flows and stockholders’ equity of Magnus International Resources Inc. (formerly Gravity Spin Holdings, Inc.) (an exploration stage enterprise) for the year ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The Company’s consolidated financial statements as of and for the year ended July 31, 2003 were audited by other auditors whose report, dated October 31, 2003, expressed an unqualified opinion on these statements.  The other auditors’ report has been furnished to us, and our report, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the consolidated financial statements of the Company present fairly, in all material respects, the results of its operations and its cash flows for the year ended July 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

F-1(c)

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$414,695	$1,832,171
Advances receivable from related party (Note 10)	21,292	73,701
Prepaid expenses and other	70,169	42,345
Deposit receivable (Note 3)	250,000	-

Total current assets	756,156	1,948,217

Fixed assets (Note 4)	495,295	285,382

Investment in Joint Ventures (Note 5)	-	-
Mineral Property Licenses (Note 5)	-	-

Total assets	$1,251,451	$2,233,599
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $125,107 (2005 - $Nil) (Note 10)
	$425,088	$229,921
Accrued liabilities including related party liabilities of $65,179 (2005 - $Nil) (Note 10)
	308,222	66,061

Total current liabilities	733,310	295,982

COMMITMENTS

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 40,763,654 (2005 - 30,500,018)	40,764	30,500
Preferred stock (Note 9)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 (2005 - Nil)	100	-
Subscriptions received	150,000	1,114,650
Promissory notes receivable for subscriptions (Note 8)	(2,844,651)	-
Common stock to be issued	542,820	690,000
Additional paid-in capital	17,631,608	5,688,430
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(14,910,654)	(5,508,820)
Accumulated other comprehensive income (loss)	(14,703)	-

Total stockholders' equity	518,141	1,937,617

Total liabilities and stockholder's equity	$1,251,451	$2,233,599
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-2

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Exploration stage through July 31, 2006
	Year Ended July 31
	2006	2005

EXPENSES
Consulting	$1,022,398	$582,611	$1,939,447
Finder fees	-	32,375	674,375
Investor relations (Note 11)	1,728,729	24,777	1,753,506
Legal and professional fees	397,700	146,737	688,403
Exploration licenses	1,276,177	1,303,932	2,580,109
Geological expenses	2,406,726	258,630	2,665,356
Amortization	77,980	25,634	104,261
Salaries and benefits	341,438	138,500	580,123
Stock-based compensation (Note 12)	1,068,142	572,650	1,917,497
Travel	433,692	248,037	744,361
Other administrative expenses	1,079,963	437,610	1,694,327

Total expenses	9,832,945	3,771,493	15,341,765

Net loss for the period before minority interests	9,832,945	3,771,493	15,341,765

Minority interest in loss for the period	431,111	-	431,111

Net loss for the period	$9,401,834	$3,771,493	$14,910,654
	===========	===========	===========

Other comprehensive income (loss)
Foreign currency translation	$(14,703)	$-	$(14,703)
	===========	===========	===========

Net loss per common share - basic and fully diluted:
Net loss for the period	$0.27	$0.15
	===========	===========

Weighted average number of common stock outstanding	34,808,816	24,599,234
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-3

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Exploration stage through July 31, 2006
	Year Ended July 31
	2006	2005

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(9,401,834)	$(3,771,493)	$(14,910,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,068,142	572,650	1,917,497
Stock issued / allotted for services and licenses	255,000	500,000	1,369,000
Amortization of fixed assets	77,980	25,634	104,261
Minority interest in net loss	(431,111)	-	(431,111)
Loss on disposition of fixed assets	3,300	-	3,300
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	24,585	(59,940)	(91,461)
Deposit receivable	(250,000)	-	(250,000)
Accounts payable and accrued liabilities	437,328	(61,532)	733,310

Net cash and cash equivalent from (used in) operating activities	(8,216,610)	(2,794,681)	(11,555,858)

Cash and cash equivalent from (used in) investing activities:
Advance from (to) joint venture company	-	500,000	-
Advances on license acquisitions	-	-	-
Purchase of capital assets	(287,077)	(302,408)	(598,740)

Net cash and cash equivalent from (used in) investing activities	(287,077)	197,592	(598,740)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	100	-	100
Options exercised	573,000	-	573,000
Warrants exercised	2,969,332	620,000	3,589,332
Subscriptions received	3,242,325	3,535,805	8,105,384
Finders' fees paid in respect of private placements	(110,838)	-	(110,838)
Contributions attributable to minority interests	431,111	-	431,111

Net cash and cash equivalent from financing activities	7,105,030	4,155,805	12,588,089

Effect of other comprehensive income (loss) on cash	(18,819)	-	(18,819)

Increase in cash and cash equivalent	(1,417,476)	1,558,716	414,672

Cash and cash equivalent, beginning of period	1,832,171	273,455	23

Cash and cash equivalent, end of period	$414,695	$1,832,171	$414,695
	===========	===========	=============

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-4

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehen- sive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2002	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ 2,362	$ 59,008	$ -	$ (109,417)	$ (26,504)
Capital contributed by shareholder	-	-	-	-	-	-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-	-	-	-	-	-	(6,471)	-	-	(6,471)

Net income for the year	-	-	-	-	-	-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ -	$ 55,623	$ -	$ (77,143)	$ 23
Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	-	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	-	190,000	-	-	-	-	190,000
Shares subscription received	-	-	-	1,327,254	-	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	-	276,705	-	-	276,705
Net loss for the year	-	-	-	-	-	-	-	-	(1,737,327)	-	(1,737,327)

Balance July 31, 2004	22,543,200	$ 22,543	$ -	$ 1,327,254	$ -	$ 190,000	$ -	$ 755,328	$ (1,737,327)	$ (77,143)	$ 480,655
			-		-
Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	-	3,535,805
Stock Based compensation	-	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818	7,337	-	(3,748,409)	-	-	-	3,741,072	-	-	-
Exercise of Warrants ($1.00)	620,000	620	-	-	-	-	-	619,380	-	-	620,000

285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	-	500,000	-	-	-	-	500,000
Net loss for the year	-	-	-	-	-	-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005	30,500,018	$ 30,500	$ -	$ 1,114,650	$ -	$ 690,000	$ -	$ 5,688,430	$ (5,508,820)	$ (77,143)	$ 1,937,617

Share subscriptions received	-	-	-	3,242,325	-	-	-	-	-	-	3,242,325
Shares allotted as finders' fees	-	-	-	-	-	287,820	-	(287,820)	-	-	-
Finders' fee paid in cash	-	-	-	-	-	-	-	(110,838)	-	-	(110,838)
Finders' fee shares issued	200,000	200	-	-	-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	-	1,068,142	-	-	1,068,142
Shares issued pursuant to subscriptions	3,456,550	3,456	-	(3,871,975)	-	-	-	3,868,519	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	2,969,332	-	-	-	-	-	-	2,969,332
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	5,175,372	5,176	-	(6,148,983)	-	-	-	6,143,807	-	-	-
Shares issued pursuant to exercise of Options	1,146,000	1,146	-	-	-	-	-	571,854	-	-	573,000
Shares issued pursuant to agreement	285,714	286		-	-	(500,000)	-	499,714	-	-	-
Preferred stock subscribed and issued	-	-	100	-	-	-	-	-	-	-	100
Minority interest in deficit recognized on license transfer	-	-	-	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(14,703)	-	(9,401,834)	-	(9,416,537)

Balance July 31, 2006	40,763,654	$ 40,764	$ 100	$ 150,000	$(2,844,651)	$ 542,820	$ (14,703)	$ 17,631,608	$(14,910,654)	$ (77,143)	$ 518,141
	========	=======	======	=========	=========	========	========	=========	=========	=========	=========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 5).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2006.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of July 31, 2006.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The company owns 90% of the issued shares of Long Teng as at July 31, 2006.  The activities of Long Teng are governed by the joint venture agreement.

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
July 31, 2006
(Expressed in US Dollars)

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2006 and 2005, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at July 31, 2006, the Company did not have proven or probable reserves.

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

The Company has recorded the estimated site restoration costs attributable to the work completed on the mineral properties in China to July 31, 2006.  In the future, the Company may have additional asset retirement obligations in respect of the mineral properties in China. Under Chinese law, companies with exploration licences may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

earnings (loss) per share is equal to the basic loss per share for the year ended July 31, 2006 and 2005 because common stock equivalents consisting of options to acquire 4,935,000 (2005 – 4,330,000) shares of common stock and warrants to acquire 1,524,874 (2005 – 7,256,818) shares of common stock that are outstanding at July 31, 2006 and 2005 are anti-dilutive, however, they may be dilutive in future.

Fair Value of Financial Instruments

The carrying value of cash, advances receivable, and accounts payable and accrued liabilities at July 31, 2006 and 2005, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at July 31, 2006 and 2005, the Company does not believe any adjustment for impairment is required.

Finders’ fees

Finders’ fees paid to consultants for referring investors are capitalized and are offset against the proceeds of the offering if successful and are expensed and charged to operations if the offering is not successful.

Stock-Based Compensation

As of July 31, 2006, the Company has implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share- Based Payment (“SFAS No. 123R”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation expense is recorded in accordance with the fair value recognition provisions of SFAS 123R beginning in 2006 for options issued to employees. Prior to 2006, the Company accounted for stock options granted to its employees and directors using the intrinsic value method of accounting, as prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations.  Under the intrinsic value method, no compensation expense is recorded if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant.  As the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense was recognized under APB25 for 2005 and prior.

Options issued to non-employees are recorded in accordance with the fair value recognition provisions of SFAS No. 123R, which are the same as the provisions previously followed under SFAS No. 123..

The Company has a stock-based compensation plan that is described more fully in Note 9.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions”.  SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of FASB No. 153 does not have a material impact on the Company’s consolidated financial statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 does not have any impact on the Company’s consolidated financial statements.

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

The Company has experienced losses since the inception of the exploration stage amounting to $14,910,654 as of July 31, 2006.  As of July 31, 2006, the Company had a total of $414,695 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. DEPOSIT RECEIVABLE

The deposit receivable is in respect of an option to purchase a 30% interest in a rutile titanium property in central China. Under the Term Sheet Agreement, $500,000 was paid by the Company to the property owner on agreement execution, refundable in the event Magnus determines not to proceed. The Company had a 90 day due diligence period from the date of execution of the

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

Agreement allowing the Company not to proceed if the property was deemed by the Company’s geology staff not to be economically viable. The Company has determined the property is not economically viable, and gave notice within the 90 day period that the Company would not proceed. The property owner has given verbal assurances of intention to refund the deposit but has delayed repayment for several months. As of October 10, 2006, the Company has received $250,000 of the deposit refund. The Company has provided an allowance  of $250,000 in case the deposit refund is not received in full.

4. FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2006	July 31, 2005

Computer equipment	$87,968	$41,444
Computer software	46,415	10,264
Field equipment	141,567	32,752
Leasehold improvements	8,409	8,264
Office furniture and equipment	61,152	21,583
Vehicles	254,769	197,356

	601,948	311,663
Less: Accumulated depreciation	104,985	26,281

	$495,295	$285,382
	============	============

5. MINERAL PROPERTIES AND JOINT VENTURES

To July 31, 2006, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China.

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
July 31, 2006
(Expressed in US Dollars)

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
July 31, 2006
(Expressed in US Dollars)

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

Upon closing the Letter Agreement on November 25, 2005, the Company assumed all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture.  The terms of the Mangshi Joint Venture require Golden River to expend, through its Sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years.  The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, requires the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006, and; an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company.  Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209. (Note 10). As at July 31, 2006, Golden River has directly contributed $1,400,000 in capital to Yunnan Western Mining Ltd.

Within the Mangshi exploration area are two smaller mining permits where Team 209 is conducting small scale heap leach mining operations.  On October 29, 2005, the Company (through Western Mining) agreed to purchase these mining permits from Team 209 (from a division of Team 209 known as 209 Geo-brigade of Yunnan Provincial Nuclear Industry, Mangshi Gold Mine) in exchange for 150,000 shares of common stock of the Company. The shares have not yet been issued as of July 31, 2006. The Company has recognized the allotment of the shares at a value of $1.70 per share, being the trading price of the company’s stock on October 29, 2005.

Kangding Kangma Mining Ltd.

On December 2, 2004 Magnus agreed to purchase Kangding Kangma Mining Ltd., Co. (“Kangding” or “Kangding Kangma”), of Sichuan Province, China, which owns a mining license

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

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

Initial exploration work conducted by the Company indicated ore grades in the Xintaizi area were insufficient to justify further exploration.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transfer of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding, Magnus, through Long Teng Mining, will receive 1,500,000 RMB within 20 days of execution of the Compensation Agreement.  From the date of execution of the Compensation Agreement, Team 209 has assumed all ownership and liability for Kangding Kangma and the Company has no further involvement in Kangding Kangma. As of July 31, 2006 the compensation has not been paid, but has been recovered by way of offset against amounts owing by Yunnan Long Teng Mining Ltd. to Team 209.

6. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to July 31, 2006. The Company has recognized $82,418 in such costs to July 31, 2006. Accrued liabilities includes $62,750 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at July 31, 2006.

7. LEASES

The Company has the following commitments for leased office premises:

Vancouver, Canada - $7,517 per month for 22 months from July 31, 2006
Kunming, China - $690 per month for 8 months from July 31, 2006
Las Vegas, Nevada - $ 167 per month for 9 months from July 31, 2006
London, UK - $500 per month, on month to month basis

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

8. COMMON STOCK

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

On August 12, 2005, the Company issued 133,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.00 for total proceeds of $133,000. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On August 15, 2005, the Company issued in aggregate 726,800 units (each a “Unit”) under a private placement at $0.50 per Unit.  Each Unit consists of one share of common stock, one share purchase warrant to purchase an additional one share of common stock of the Company until January 31, 2006 at a price of $1.025 per share as at August 1, 2005 and increasing in price by $0.025 on the first day of each subsequent month, and one piggyback warrant to purchase an additional one share of common stock of the Company at a price of $2.00 per share until September 30, 2006, only if the holder thereof first exercises the share purchase warrants.

On August 15, 2005 the Company issued 30,000 units and on August 30, 2005 the Company issued 220,000 units (each a “Unit”) under a private placement at $1.00 per Unit.  Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of $2.00 per share until May 25, 2007.

On August 26, 2005, the Company issued 285,714 shares (each a “Share”) to Team 209 in accordance with the terms of the Co-operative Joint Venture Contract between the Company and Team 209 for the establishment of Yunnan Long Teng Mining Ltd., dated July 6, 2004.

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

On October 31, 2005, the Company issued 51,000 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.00 for 40,000 Shares and at a price of $1.075 for 11,000

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

Shares for total proceeds of $51,825.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

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

On December 19, 2005, the Company issued 200,000 shares in connection with shares earned under a finder’s fee agreement, dated April 6, 2004, relating to the Huidong Property as described in Note 5.

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
July 31, 2006
(Expressed in US Dollars)

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

On April 20, 2006, the Company issued 96,000 shares (each a “Share”) in connection with the exercise of stock options at a price of $0.50 per share for total proceeds of $48,000.

During the three months ended April 30, 2006, the Company issued 1,097,532 shares in connection with the exercise of warrants at prices ranging from $1.00 to $1.225 per share for total proceeds of $1,299,425. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On June 7, 2006, the Company issued 678,539 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.225 for total proceeds of $830,147. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised.

On June 21, 2006, the Company issued 2,322,164 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.225 for total proceeds of $2,844,651. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised. The proceeds for these exercises of warrants were received between April 20 and April 30, 2006 by way of promissory notes, which also include an escrow arrangement, in favor of the Company. The promissory note and escrow agreements entered into between the unitholders exercising the warrants (each called a “Borrower”), the Company and the escrow agent provides that each of the Borrowers promises to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled. The Company has recorded the receipt of the promissory notes as a reduction in stockholders’ equity. As at October 31, 2006,  the Company has not received any payment in satisfaction of promissory notes. The Company has contacted each Borrower and has been informed that none of the borrowers intends to pay their promissory note. The shares corresponding to outstanding promissory notes will accordingly be cancelled.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

At July 31, 2006, the Company has received $150,000 in cash payments in connection with a private placement of units at $1.40 for which the units have not yet been issued.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its recent private placements of units at $0.50 (each Unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each Unit consisting of one common share and one half warrant, with each whole exercisable at $2.00), $1.40 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.00) and $1.60 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 217,189 Units as finders’ fees at July 31, 2006, with each Unit valued at the same price as the Units placed. In addition, the Company paid $110,838 in cash in the year ended July 31, 2006 to another consultant as finders’ fees in respect of private placements.

Warrants outstanding and exercisable as of July 31, 2006:

Exercise Price	Number of Warrants	Expiry Date
$ 1.15	20,000	08/31/2006
$ 2.00	80,000	05/24/2007
$ 2.00	15,000	08/15/2007
$ 2.00	220,000	08/30/2007
$ 2.00	312,250	01/16/2008
$ 2.00	543,500	03/16/2008
$ 2.40	334,124	04/10/2008

	1,524,874
	================

9. PREFERRED STOCK

Effective April 8, 2005, the Company amended its Articles of Incorporation to create 1,000,000 shares of preferred stock with a par value of $0.001 each, and approved the issue of 100,000 such preferred shares as Series “A” preferred shares to management of the Company. The Series “A” preferred shares entitle the holder to 1,000 votes per share, shall not participate in dividends and shall not participate in any distribution upon liquidation, dissolution or winding up of the Company. 100,000 Series “A” preferred shares were issued to the Chief Executive Officer of the Company and fully paid for at a price of $0.001 per share on January 23, 2006.

10. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

In the year ended July 31, 2006, the Company accrued $120,000 (2005 paid $120,000) to the chief executive officer of the Company for consulting services rendered, $20,000 of which remained payable as at July 31, 2006 (2005 - $ Nil).  The Company paid $134,116 (2005 - $nil) to a director of the Company for geological consulting services rendered.

As of July 31, 2006 the Company has an advance receivable of $21,292 (2005 - $87,671) from a company controlled by a director of Long Teng.

During the year the Company incurred $123,602 in investor relations services provided by a company controlled by the chief executive officer. As of July 31, 2006 the Company has an account payable of $123,602 (2005 - $ Nil) to that company.

The Company entered into a consulting agreement (the “Agreement”) with an individual who was appointed as a director of Long Teng in September 2004.  Pursuant to the Agreement, the Company pays a fee of $10,000 per month.  The Agreement originally had a term of two years expiring on February 28, 2006, and has been extended on a month-to-month basis.  During the year ended July 31, 2006, the Company incurred $120,000 (2005 – $120,000) in consulting fees under the terms of the Agreement, $10,000 of which remained payable as at July 31, 2006 (2005 - $Nil).

The Company paid $128,000 (2005 - $96,000) to two relatives of a director of the Company for consulting services rendered. The Company has agreed to pay shares and warrants valued at $94,380 to relatives of directors as finders’ fees, which are included in the finders’ fees as more fully described in note 8.

11.  INVESTOR RELATIONS EXPENSES

Investor relations expenses consist of amounts paid pursuant to a service agreement (the “Agreement”) with Parker Communication Corporation (“Parker”).  In consideration of the services performed by Parker and various vendors and sub-contractors retained by it for printing, distributing and other related costs, the Company paid Parker, which includes payment of Parker’s overhead incurred and profit in connection with performance of this Agreement as follows:

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
July 31, 2006
(Expressed in US Dollars)

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

The Company paid Parker $1,574,938 and the options for 500,000 shares in respect of these services in the year.

12. STOCK-BASED COMPENSATION

The Company’s 2004 Stock Option Plan (the “Plan”) allows the Company to award stock options for up to 6,000,000 shares to its directors, officers, employees, and consultants.  The plan is administered by the Company’s Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued. Upon exercise of options, shares are issued from treasury.

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

During the year ended July 31, 2005, 390,000 stock options were granted under the Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 130,000 were issued to directors and employees and 260,000 were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  The options expire on February 18, 2010.  60,000 stock options granted to a consultant were forfeited during the year ended July 31, 2005 and 326,000 stock options granted to consultants were forfeited during the year ended July 31, 2006.

During the three months ended January 31, 2006, 1,398,000 stock options were granted under the Plan with the exercise price of $1.70 per share, being the market price at the time of the grant.  Of these options, 305,000 were issued to directors and employees and 1,093,000 were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  653,000 of these options expire on November 1, 2011 and 745,000

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

expire on December 15, 2011. 75,000 options granted to a consultant were forfeited during the year ended July 31, 2006.

On November 1, 2005, 250,000 stock options were granted under the Plan with the exercise price of $1.75 and 250,000 stock options were granted under the Plan with the exercise price of $3.50 pursuant to a services agreement. These options vested immediately and expire on November 1, 2007.

On January 31, 2006, 60,000 stock options were granted under the Plan with the exercise price of $2.15 per share, being the market price at the time of the grant.  All of these options were issued to consultants. The options vest in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 30, 2006. The options expire on January 31, 2012. 30,000 of these options were forfeited during the year ended July 31, 2006.

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

A summary of the Company’s stock option activities is presented below:

	Employee/ Director	Non- employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000

Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000

Options Outstanding, July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370

Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
	==========	==========

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted
				Average Exercise	Aggregate Intrinsic
	High	Low	of Shares	Price	Value
Vested at July 31,
2006 and earlier	3.50	0.50	3,707,306	1.01	2,005,200
2007	2.59	1.60	669,000	1.80	625,600
2008	2.59	1.60	586,500	1.81	539,000
2009	2.59	1.70	72,194	1.91	73,830

			5,035,000		3,243,630
			===========		===========

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2005	1,284,167	768,375	0.60
Non-vested options outstanding, July 31, 2006	1,327,694	1,234,755	0.93
Options vested in 2006	1,826,556	1,068,142	0.58

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

If not previously exercised or canceled, options outstanding at July 31, 2006 will expire as follows:

	Range of Exercise Prices		Number	Weighted average

Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2008	3.50	1.75	500,000	2.63
2009	0.50	0.50	2,528,000	0.50
2010	1.60	1.60	330,000	1.60
2012	2.59	1.70	1,677,000	1.84

			5,035,000
			===========

The fair values of the options granted in the year ended July 31, 2006 were estimated at values ranging from $0.18 per share to $1.08 per share. The fair values of the options granted in the years 2005 and 2004 were estimated at $1.05 per share and $0.47 per share, respectively, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the 2006 year as reported due to implementation of SFAS 123R and for the 2005 year on a proforma basis if the Company had applied the fair value recognition provision of SFAS 123R:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

	2006	2005

Net loss before effect of SFAS 123R	$ (8,993,006)	$ (3,771,493)
Deduct: Total stock-based employee compensation expenses	(408,828)	(419,517)

Net loss as reported 2006, pro-forma 2005	$ (9,401,834)	$ (4,191,010)
	===========	===========

Loss per share:
Basic and diluted before effect of SFAS 123R	$ (0.26)	$ (0.15)
	===========	===========

Basic and diluted as reported 2006, pro-forma 2005	$ (0.27)	$ (0.17)
	===========	===========

13.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2006	2005

Loss for the year	$(9,401,834)	$(3,771,493)
Average statutory tax rate	35%	35%

Expected income tax provision	$(3,290,642)	$(1,320,023)
Impact of tax rate difference in foreign jurisdiction	65,529	34,393
Non-deductible stock-based compensation	373,850	200,428
Licenses acquired through stock allotment	84,150	165,000
Tax basis of deferred expenses in excess of book cost	997,078	402,482
Unrecognized tax losses	1,770,035	517,720

Income tax expense	$--	$--
	===========	===========

Significant components of deferred income tax assets are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

	2006	2005

Net operating losses carried forward in United States	$2,287,755	$517,720
Excess of tax basis over book cost of deferred expenses in China	1,399,560	402,482
Valuation allowance	(3,687,315)	(920,202)

Net deferred income tax assets	$-	$--
	===========	===========

The Company has net operating losses carried forward of $6,537,000 for United States tax purposes which will expire in 2026 if not utilized.

14. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

                                                                                     July 31, 2006                  July 31, 2005

Canada                                                                         $     472,144                   $  1,495,563
United States                                                                                 --                                  --
China                                                                                   779,307                         738,036

Total                                                                             $  1,251,451                  $   2,233,599
                                                                                     =========                  =========

15. SUBSEQUENT EVENT

On October 4, 2006 the Company announced that it has entered into a letter of intent to acquire African Mineral Fields, a company which acquired two gold projects in Uganda on September 1, 2006 and holds exclusive options to acquire 100% interests in two additional gold projects in Uganda.

Subject to definitive agreement, the Company will issue a total of six million common shares and two hundred thousand Series “B” preferred shares to acquire 100% of  African Mineral Fields, Inc., which is majority owned by the President and CEO of the Company.  The two hundred thousand Series “B” preferred shares will convert to up to two million common shares subject to the properties of African Mineral Fields, Inc. developing a minimum of 250,000 resource category gold ounces and based upon one common share being issued for each gold ounce in the inferred, resource and proven categories.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2006
(Expressed in US Dollars)

African Mineral Fields has retained the services of parties familiar with its projects in Uganda to conduct exploration on the projects. The exploration team has completed systematic geological and surface geochemical investigations in Uganda over the past several years, focusing attention on major fault and structural zones that are known controls on world-class gold deposit locations in adjacent countries.

If all options are exercised, African Mineral Fields will control a portfolio of gold properties along prospective regional structures where reconnaissance exploration has commenced. Several of the properties are drill ready, and will be drilled during the coming year under work programs.

Supplementary Data

	Year Ended July 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,977,654	723,567	595,347	474,925
Net loss per share	0.08	0.03	0.03	0.02

	Year Ended July 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	3,171,367	2,927,231	2,666,007	637,229
Net loss per share	0.09	0.08	0.08	0.02

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2005 the Company dismissed Ernst & Young LLP as the principal independent accountant of the Company.  The Board of Directors of the Company authorized the dismissal of Ernst & Young LLP on December 16, 2005.

During the Company's preceding fiscal year, there were no disagreements with Ernst & Young LLP which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in connection with its reports.  Ernst & Young LLP as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The audit opinion of Ernst & Young LLP was modified to contain a going concern qualification for the Company's fiscal year ended July 31, 2005.

On December 19, 2005, the board of directors of the Company approved and authorized the engagement of Schumacher & Associates, Inc., Independent Registered Public Accountants of, Denver, Colorado, as the principal independent accountant for the Company.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective.

In June 2005, the Magnus Board of Directors implemented the following financial controls on Long Teng Mining, its operating subsidiary in China:
  The acting Manager for Long Teng Mining, Mr. Anthony Tam, was to be the only member of the Long Teng Board to have signing authority (or the Chinese equivalent) over Long Teng accounts;
  Either the General Manager or Deputy General Manager can approve expenditures under US$150;
  Both the General Manager and Deputy General Manager need to approve expenditures from US$151 to US$1000;and

  The General Manager and either the Chairman of Long Teng Mining (Graham Taylor) or the other Magnus director (formerly Peter Smith, now Steven Tan) and the Deputy General Manager or the Deputy Chairman need to approve any expenditures above US$1000.

There have been no other significant changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company intends to add the following additional elements to its financial controls and procedures in the near future:

  to form an audit committee, which is expected to contain a majority of disinterested directors;
  to appoint a financial expert who will also be appointed as a director of the Company and the Company’s audit committee; and
  to adopt a code of ethics.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

Name                                       Age             Offices Held

Graham Taylor                            37               President, CEO, CFO, Secretary, Treasurer and Director

Steven (Sek Toh) Tan                 71               Director

Genesio Circosta                        49               Vice President of Exploration, China

The Directors hold their positions until the next annual general meeting of the Company’s shareholders or until their successors are duly elected and qualified.  The Company’s executive officers serve at the pleasure of the Board of Directors.

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

STEVEN TAN has been a director of the company since February 8, 2005. Mr. Tan is a professional engineer who received his mechanical engineering certification from Loughborough University (Midlands, United Kingdom) in 1960 and a D.I.C. degree from the Imperial College of Science and Technology in London in 1961. In 1964, Mr. Tan founded Setron, a company that he would turn into the largest television and electronic equipment manufacturer in South East Asia, and which listed on the Singapore Stock Exchange. Mr. Tan eventually sold Setron to Haw Par International in 1980. Also in 1980, the Republic of Singapore acknowledged Mr. Tan's contributions to his country by presenting him with a lifetime contribution Public Service Medal (P.B.M.). Mr. Tan has extensive experience serving on the Boards of both public and private companies, but has not served on the Board of a public company in the last five years.

GENESIO CIRCOSTA has been an officer of the Company (Vice President of Exploration in China) since April 27, 2006.  Mr. Circosta has over 28 years experience as an exploration geologist and exploration manager on a large number of projects ranging from grass-roots and generative projects to advanced delineation projects. His previous experience includes over 17 years of project management and generative exploration for the Placer Dome Asia Group, within China, Australia, Papua New Guinea, The Philippines and Indonesia, with a focus on gold projects but also including exploration for Cu-Au, Pb-Zn and mineral sands.   Mr. Circosta has spent the last two and a half years working mainly with Placer Dome (China) Ltd., managing Placer's exploration and generative activities within China and Asia. Some of his other previous employers include Placer Dome Exploration Indonesia (where he acted as project manager for various projects in Kalimantan, Sulawesi and Java, and as generative and exploration geologist for Indonesia), Kidston Gold Mines (where he managed the delineation and exploration drill programs of the then newly discovered Eldridge deposit at the north end of the Kidston breccia pipe), and Misima Mines Pty Ltd. (where he served as Senior Exploration Geologist).

Significant Employees /Consultants

The Company entered into consulting agreements with True North Management Ltd. (“True North”), a company organized under the laws of Hong Kong, on November 1, 2003 and March 1, 2004, to act as our liaison with various Chinese contacts and to consult on various matters involving geology and geographic reports.  True North is, in effect, Mr. Anthony Tam, who is currently the sole owner and director of True North.  Magnus currently pays True North a monthly consulting fee of $10,000 per month for providing consulting services designed to assist the Company as its chief representative in China with respect to negotiations on joint venture option agreements on properties of merit as well as initial geological assessment and engineering assessment of properties of merit to help develop the business of the Company.  Cumulative to July 31, 2006, True North Management has earned under finder’s fee agreements with Magnus, $200,000 in cash and 800,000 shares of common stock of Magnus.  As of July 31, 2006, all 800,000 of these finder’s fee shares had been issued to True North and the $200,000 had been paid to True North.  The finder’s fee arrangements in relation to the signing of various letters of intent and formal joint ventures are summarized in the following table:

Project / Task	True North’s Remuneration
Guangxi Bobai Yingqiao Silver Mine Project signing of Letter of Intent	200,000 shares of common stock
Jinlong Mountain Gold signing of Letter of Intent	200,000 shares of common stock
Qilian County of Qinghai Province signing of Letter of Intent	200,000 shares of common stock
Huidong signing of formal Joint Venture Agreement	200,000 shares (1) of common stock and $200,000

(1) As of November 1, 2006, these 200,000 shares are due and owing.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended July 31, 2006, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

Mr. Genesio Circosta failed to timely file his Form 3 within 10 days of his appointment as the Vice President of Exploration in China for the Company on April 27, 2006.  Mr. Circosta has been informed of such, and is in the process of filing his Form 3.

Mr. Pete Smith has failed to timely file his Form 5 relating to his resignation as a director and Vice President of Corporate Affairs of the Company on June 23, 2006.

Information concerning the Company's audit committee, including designation of the “Audit Committee Financial Expert” under applicable Securities and Exchange Commission rules

At the present time, the Company does not have an audit committee, nor does it have a financial expert on the Board of Directors.  The Company intends to search for and have a financial expert appointed to the Board of Directors in the near future. In addition, the Company intends to appoint an audit committee in the near future.

Code of Ethics

At the present time, the Company has not adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer during the three most recent fiscal years.  The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen sation	Restricted Stock Awards	Securities Underlying Options /SARS	LTIP Payouts	All Other Compen- sation
Graham Taylor(1) President, CEO, CFO, Secretary, Treasurer and Director	2006 2005 2004	$120,000 $120,000 $90,000	None None None	None None None	None None None	None None 1,600,000(2)	None None None	None None None
Genesio Circosta (3) Vice Pres. of Exploration in China	2006	120,000	None	None	None	150,000	None	None

(1)  Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. As of December 1, 2003, Mr. Taylor is being paid a consulting fee of $120,000 per year to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company.

(2)  On January 26, 2004, the Board of Directors granted 4,000,000 stock options to various directors, officers, employees and consultants of the Company.  Mr. Taylor was granted 1,600,000 stock options with the following terms:  1/24 of the options vested on February 1, 2004, and a further 1/24 of the original grant vests on the first day of each subsequent month.  The exercise price for these stock options is $0.50 per share.  These stock options have an expiry date of January 26, 2009. As of the date of this Annual Report, Mr. Taylor has exercised 800,000 options.

(3)  Mr. Genesio Circosta was appointed the Vice President of Exploration in China of the Company on April 27, 2006.

Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.  None of the Company's directors or officers is currently a party to employment agreements with the Company. The Company presently has no pension or annuity programs.  However, as of August of 2005, the Company has initiated an employment group health and benefits plan, which gives some employees and consultants limited health, dental, travel insurance and life insurance benefits.

No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2006.

Option/SAR Grants in Fiscal Year

Name and Principal Position	Number of Securities Underlying Options/ SARS Granted	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Market Price on Date of Grant ($/Sh)

Doug Smith, Consultant	30,000		$1.70	November 1, 2011	$1.70
Michael Raven Consultant	30,000		$1.70	November 1, 2011	$1.70
Michael Tan Consultant	300,000		$1.70	November 1, 2011	$1.70
Hsien Loong Wong Consultant	60,000		$1.70	November 1, 2011	$1.70
Wei Ming Chua Consultant	60,000		$1.70	November 1, 2011	$1.70
Steven MacMullan Consultant	18,000		$1.70	November 1, 2011	$1.70
Jennifer Yager Employee	30,000	9.8%	$1.70	November 1, 2011	$1.70
Dean Eyman Consultant	50,000		$1.70	November 1, 2011	$1.70
Parker Communication Consultant	250,000		$1.75	November 1, 2007	$1.75
Parker Communication Consultant	250,000		$3.50	November 1, 2007	$3.50
Paul Taufen Director	200,000		$1.70	November 1, 2011	$1.70
Ruben S. Verzosa Consultant	100,000		$1.70	November 1, 2011	$1.70
Kai Yang Consultant	100,000		$1.70	November 1, 2011	$1.70
Peter Smith Consultant	75,000		$1.70	November 1, 2011	$1.70

David Lorge Consultant	100,000		$1.70	December 15, 2011	$1.70
Leon Ma Consultant	60,000		$1.70	December 15, 2011	$1.70
Rui Zhang Consultant	60,000		$1.70	December 15, 2011	$1.70
Dennis Tan Consultant	50,000		$1.70	December 15, 2011	$1.70
James Tvedt Consultant	30,000		$2.15	January 31, 2012	$2.15
Rita Chou Consultant	60,000		$2.20	February 1, 2012	$2.20
Elaine Xiong Employee	24,000	8.2%	$2.59	April 12, 2012	$2.59
Kevin Pidwerbeski Employee	30,000	10.2%	$2.59	April 12, 2012	$2.59
Genesio Circosta Employee	150,000	51.0%	$2.35	April 27, 2012	$2.35
Yang Yang Employee	30,000	10.2%	$2.35	April 27, 2012	$2.35
Yuan Hai Tao Employee	30,000	10.2%	$2.35	April 27, 2012	$2.35

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table
Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End (#)	Value of Unexercised in the Money Options/SARs at FY End ($)
Graham Taylor President, CEO and Director	800,000	$400,000	800,000 (Exercisable)	$ 1,104,000 (Exercisable) $ 0 (Unexercisable)
Peter Smith Former Director	250,000	$125,000	16,667 (Exercisable) 58,333 (Unexercisable)	$ 3,000 (Exercisable) $ 10,500 (Unexercisable)
Anthony Tam Consultant	None	None	1,000,000 (Exercisable)	$ 1,380,000 (Exercisable) $ 0 (Unexercisable)
Michael Tan Consultant	None	None	487,000 (Exercisable) 225,000 (Unexercisable)	$582,060 (Exercisable) $ 40,500 (Unexercisable)

Roberto Ebrahimi Consultant	None	None	48,000 (Exercisable)	$ 66,240 (Exercisable) $ 0 (Unexercisable)
Devlin Jensen Consultant	80,000	$40,000	0 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)
Tracey Gabert Employee	None	None	80,000 (Exercisable) 20,000 (Unexercisable)	$ 88,400 (Exercisable) $ 5,600 (Unexercisable)
Mike Shannon Consultant	50,000	$8,000	34,000 (Exercisable) 0 (Unexercisable)	$ 46,920 (Exercisable) $ 0 (Unexercisable)
Tom Stepp Consultant	None	None	24,000 (Exercisable)	$33,120 (Exercisable) $ 0 (Unexercisable)
Xiang Li Employee	None	None	27,500 (Exercisable) 3,500 (Unexercisable)	$ 34,100 (Exercisable) $ 980 (Unexercisable)
Qin Minzhu Consultant	None	None	16,000 (Exercisable) 4,000 (Unexercisable)	$ 17,680 (Exercisable) $ 1,120 (Unexercisable)
Paul Muto Consultant	None	None	30,000 (Exercisable)	$ 41,400 (Exercisable) $ 0 (Unexercisable)
Earl Abbott Consultant	None	None	24,000 (Exercisable)	$ 33,120 (Exercisable) $ 0 (Unexercisable)
Jay Bassan Consultant	None	None	24,000 (Exercisable)	$ 33,120 (Exercisable) $ 0 (Unexercisable
Aida Leung Consultant	None	None	12,000 (Exercisable)	$16,560 (Exercisable) $ 0 (Unexercisable)
Nick Leung Consultant	None	None	12,000 (Exercisable)	$16,560 (Exercisable) $ 0 (Unexercisable)
Patrick Cotter Consultant	None	None	12,000 (Exercisable)	$16,560 (Exercisable) $ 0 (Unexercisable
Paul Taufen (1) Former Director	None	None	144,444 (Exercisable) 255,556 (Unexercisable)	$ 36,000 (Exercisable) $ 56,000 (Unexercisable)
Steven Tan Director	None	None	37,500 (Exercisable) 37,500 (Unexercisable)	$ 10,500 (Exercisable) $ 10,500 (Unexercisable)
Doug Smith, Consultant	None	None	7,500 (Exercisable) 22,500 (Unexercisable)	$1,350 (Exercisable) $ 4,050 (Unexercisable)
Michael Raven Consultant	None	None	7,500 (Exercisable) 22,500 (Unexercisable	$1,350 (Exercisable) $ 4,050 (Unexercisable)
Hsien Loong Wong Consultant	None	None	15,000 (Exercisable) 45,000 (Unexercisable)	$ 2,700 (Exercisable) $ 8,100 (Unexercisable)
Wei Ming Chua Consultant	None	None	15,000 (Exercisable) 45,000 (Unexercisable)	$ 2,700 (Exercisable) $ 8,100 (Unexercisable)

Steven MacMullan Consultant	None	None	4,500 (Exercisable) 13,500 (Unexercisable)	$ 810 (Exercisable) $2,430 (Unexercisable)
Jennifer Yager Employee	None	None	7,500 (Exercisable) 22,500 (Unexercisable)	$1,350 (Exercisable) $ 4,050 (Unexercisable
Dean Eyman Consultant	None	None	12,500 (Exercisable) 37,500 (Unexercisable)	$ 2,250 (Exercisable) $ 6,750 (Unexercisable)
Parker Communication Consultant	None	None	500,000 (Exercisable) 0 (Unexercisable)	$ 32,500 (Exercisable) $ 0 (Unexercisable)
Ruben S. Verzosa Consultant	None	None	22,222 (Exercisable) 77,778 (Unexercisable)	$ 4,000 (Exercisable) $ 14,000 (Unexercisable)
Kai Yang Consultant	None	None	22,222 (Exercisable) 77,778 (Unexercisable)	$ 4,000 (Exercisable) $ 14,000 (Unexercisable)
David Lorge Consultant	None	None	22,222 (Exercisable) 77,778 (Unexercisable)	$ 4,000 (Exercisable) $ 14,000 (Unexercisable)
Leon Ma Consultant	None	None	13,333 (Exercisable) 46,667 (Unexercisable)	$ 2,400 (Exercisable) $ 8,400 (Unexercisable)
Rui Zhang Consultant	None	None	13,333 (Exercisable) 46,667 (Unexercisable)	$ 2,400 (Exercisable) $ 8,400 (Unexercisable)
Dennis Tan Consultant	None	None	11,111 (Exercisable) 38,889 (Unexercisable)	$ 2,000 (Exercisable) $ 7,000 (Unexercisable)
James Tvedt Consultant	None	None	5,000 (Exercisable) 25,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)
Rita Chou Consultant	None	None	10,000 (Exercisable) 50,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)
Elaine Xiong Employee	None	None	2,667 (Exercisable) 21,333 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)
Kevin Pidwerbeski Employee	None	None	3,333 (Exercisable) 26,667 (Unexercisable)	$ 0 3,540 (Exercisable) $0 28,800 (Unexercisable)
Genesio Circosta Employee	None	None	12,500 (Exercisable) 137,500 (Unexercisable)	$ 13,500 (Exercisable) $148,500 (Unexercisable)
Yang Yang Employee	None	None	2,500 (Exercisable) 27,500 (Unexercisable)	$ 2,700 (Exercisable) $ 29,700 (Unexercisable)
Yuan Hai Tao Employee	None	None	2,500 (Exercisable) 27,500 (Unexercisable)	$ 2,700 (Exercisable) $ 29,700 (Unexercisable)

(1)    Dr. Paul Taufen passed away unexpectedly on August 19, 2006.  The estate of Dr. Taufen will have the ability to exercise the stock options that had vested as of August 19, 2006, which amounts to 144,444 stock options, for a period of one year from the date of Dr. Taufen’s passing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

As of the date of this Annual Report, there are 40,763,654 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock (1)
Graham Taylor c/o 1 Berkeley St. London, United Kingdom W1J 8DJ	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	1,600,000 (2)	3.85%
Steven Tan 32-3088 Francis Road Richmond, BC V7C 5V9	Director	48,185 (3)	(*)
Excel Corporation Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	6,666,666 (4)	16.35%
Emerson Corporation Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	6,666,668 (5)	16.35%
Anthony Tam Ste. 702, Block 81, Xiangxi Estate Luo Wu, Shenzhen Guangdong, China	Consultant	1,800,000 (6)	4.31%
Genesio Circosta 5 Warriparinga Avenue Craigburn Farm South Australia, 5156	Vice President of Exploration in China	37,503 (7)	(*)

All officers and directors as a group (3 persons)	1,685,688 (8)	4.05%

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
(2)     This figure includes 800,000 shares directly owned by Mr. Graham Taylor and 800,000 stock options which have already vested.
(3)     This figure includes 43,995 stock options which have already vested as of the date of this Annual Report and 4,190 stock options which will vest within 60 days of the date of this Annual Report.
(4)     Excel Corporation is a corporation organized under the laws of the Federation of St. Kitts & Nevis, West Indies, all of the outstanding shares of which are held byExcel Trust. The trustee of Excel Trust is IFG Trust Services Inc. The beneficiary of Excel Trust is Graham Taylor, however, IFG Trust Services Inc. has sole voting and dispositive power of the 6,666,666 shares held by Excel Corporation.
(5)     Emerson Corporation is a corporation organized under the laws of the Federation of St. Kitts & Nevis, West Indies, all of the outstanding shares of which are held by Emerson Trust.  The trustee of Emerson Trust is IFG Trust Services Inc.  The beneficiary of Emerson Trust is Graham Taylor, however, IFG Trust Services Inc. has sole voting and dispositive power of the 6,666,668 shares held by Emerson Corporation.
(6)     This figure includes 200,000 shares directly held by Mr. Tam, 600,000 shares indirectly held by Mr. Tam through True North Management Ltd. (see “Significant Employees/Consultants”), 1,000,000 stock options which have already vested.  The Company is also obligated to issue to Mr. Tam another 200,000 shares under an existing finder’s fee agreement, however, the Company has not yet issued these shares and these 200,000 shares have not been included in this figure.
(7)    This figure includes 29,169 stock options which have already vested as of the date of this Annual Report and 8,334 stock options which will vest within 60 days of the date of this Annual Report.
(8)     This figure includes 800,000 shares which are directly owned by Graham Taylor, 800,000 stock options which are owned by Graham Taylor and which have vested as of the date off this Annual Report , 48,185 stock options which are owned by Steven Tan and which have vested or will vest within 60 days of the date of this Annual Report, and 37,503 stock options which are owned by Genesio Circosta and which have vested or will vest within 60 days of the date of this Annual Report.

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

The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option; (iii) the exercise price of each Stock Option; and (iv) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to exceed thirty percent (30%) of the total issued and outstanding shares of common stock of the Company as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time the Stock Option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days after the effective date that his position ceases, and after such ninety-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days (or up to thirty (30) days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such ninety or thirty-day period any unexercised Stock Option shall expire.

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

As of the date of this Annual Report, the Company has 5,925,444 Stock Options and/or Incentive Stock Options outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On April 6, 2004, Magnus entered into a Finder’s Fee Agreement with True North, whereby Magnus agreed to issue 200,000 shares of common stock of Magnus and $200,000 to True North upon the execution of a formal joint venture agreement between Magnus and Team 209 for the formation of a co-operative joint venture company to carry out minerals exploration and development in an 83.29 sq. km. area of Huidong County in Sichuan Province located across the Jinsha Jiang River to the immediate northwest of the Boka gold project in Yunnan Province.  A formal joint venture agreement was executed between Magnus and Team 209 on July 6, 2004.  Magnus issued the shares to True North during the year ended July 31,2006.

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

On September 29, 2004, the Huidong Joint Venture Agreement was approved by the Chinese Government and a business license for Long Teng Mining Ltd. was issued.  The exploration license for one of the two properties covered by the Joint Venture Agreement (Huidong) was successfully transferred into the Joint Venture Company, Long Teng, on July 27, 2005.  In connection with this successful transfer, Magnus issued Team 209 $500,000 in common shares.  The parties agreed to value the common stock at $1.75 at the time the exploration license had been successfully transferred.  Thus, 285,714 shares were issued to Team 209.  In addition, Magnus appointed Messrs. Graham Taylor, Pete Smith, and Anthony Tam to the Long Teng board.  However, on June 23, 2006, Pete Smith resigned from all positions with Magnus and its subsidiaries.

On October 5, 2006 Magnus announced that it had entered into a letter of intent to acquire 100% of the issued and outstanding shares in the capital of African Mineral Fields Inc., a British Virgin Islands company, which holds an exclusive option to acquire 100% interests in four gold projects in Uganda.  Graham Taylor, President, CEO and a director of Magnus, is the founder, sole director and majority shareholder of African Mineral Fields Inc.  When the board of directors of Magnus votes on approving this transaction, Mr. Graham Taylor will abstain from voting as a director on such transaction.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2006 – $85,600 - Schumacher & Associates Inc.
2005 – $77,942- Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 - $13,710 - Moore Stephens Ellis Foster Ltd.
2003 – $16,203 Miller & McCollom

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2006 – Nil – Schumacher & Associates Inc.
2005 – Nil – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2004 – Nil – Miller & McCollom
2003 – Nil – Miller & McCollom

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 – Nil – Shumacher and Associates Inc.
2005 – Nil – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2004 – Nil – Miller & McCollom
2003 – Nil – Miller & McCollom

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 – Nil – Schumacher and Associates Inc.
2005 – Nil – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2004 – Nil – Miller & McCollom
2003 – Nil – Miller & McCollom

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report:

Exhibit #
3.1 *	Certificate of Amendment to the Articles of Incorporation filed April 29, 2004
10.1 **	Consulting Agreement entered into between the Company and Anthony Tam, dated November 29, 2003
10.2 **	Consulting Agreement entered into between the Company and Michael Tan, dated November 29, 2003
10.3 **	Letter of Intent entered into between the Company and Guangxi Non-ferrous Metals Trading & Management Company, dated December 31, 2003
10.4 *	Finder’s Fee Agreement entered into between the Company and True North Management Ltd., dated December 31, 2003
10.5 *	Stock Option Plan dated January 9, 2004
10.6 **	Letter of Intent entered into between the Company and Team 209 with respect to the Jinlong Mountain gold district, dated January 15, 2004
10.7 **	Letter of Intent entered into between the Company and Team 209 with respect to the Zhamashi gold and copper deposits in Qilian County, dated January 15, 2004
10.8 *	Finder’s Fee Agreement entered into between the Company and True North Management Ltd., dated January 15, 2004
10.9 *	Consulting Agreement entered into between the Company and Michael Tan, dated March 1, 2004
10.10 *	Consulting Agreement entered into between the Company and True North Management Ltd., dated March 1, 2004
10.11 **	Preliminary Joint Venture Agreement entered into between the Company and Team 209 with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004
10.12 **	Preliminary Joint Venture Agreement entered into between the Company and Team 209 with respect to Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004
10.13 *	Finder’s Fee Agreement entered into between the Company and True North Management Ltd. with respect to the 83.29 sq. km. area in Huidong County, dated April 6, 2004
10.14 *	Finder’s Fee Agreement entered into between the Company and True North Management Ltd. with respect to the Zhamashi gold and copper deposits in Qilian County, dated April 6, 2004
10.15 *	Cooperative Joint Venture Contract entered into between the Company and Team 209, dated July 6, 2004
10.16 **	Letter Agreement between Magnus and First Fortune to acquire Golden River Resources, dated July 26, 2005
10.17 **	Mangshi Joint Venture Agreement between Golden River and Team 209, dated August 29, 2003
10.18 **	Media Services Agreement between Magnus and Parker Communication Corporation, dated September 23, 2005
10.19 **	Mining License Transfer Agreement between Long Teng and Team 209 Division, dated October 29, 2005
10.20 **	Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding, dated October 30, 2005
10.21 (1)	Exploration License Transfer Contract among Geologic Bureau of Quinhai Provincial Nuclear Industry and Quinghai Minerals Inc. dated April 20, 2006
10.22 (2)	Term Sheet Agreement with Sinoglobe Worldwide Limited dated March 23, 2006
16.1 (3)	Letter on Change in Certifying Accountant
31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
99.1 **	Kangding Kangma Mining Licnese and Xintaizi Prospect Property Recommendation, Dr. Paul Taufen, October 19, 2005

(*)   Previously filed as exhibits to Form 10-KSB filed on November 15, 2004 and incorporated by reference.

(**) Previously filed as exhibits to Form 10-KSB filed on December 16, 2005 and incorporated by reference.
(1)   Previously filed as Exhibit 10.1 to the Form 8-K filed on March 29, 2006 and incorporated by reference
(2)   Previously filed as Exhibit 10.1 to the Form 8-K filed on March 23, 2006 and incorporated by reference
(3)   Previously filed as Exhibit 16.1 to the Form 8-K filed on December 20, 2005 and incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of November, 2006.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	November 13, 2006
/s/ Steven Tan Steven Tan	Director	November 13, 2006

Exhibit Index

Exhibit #		Page#
31.1	Certification under Rule 13a-14(a).	63
32.1	Certification under Section 1350.	65