Form 10-Q
period 2006-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2006-12-15
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended October 31, 2006

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to                .

Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0351859
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
101 Convention Center Drive, 7th Floor, Las Vegas, NV	89109
(Address of Principal Executive Offices)	(Zip Code)
1-888-888-1494 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated Filer  __    Accelerated Filer  __    Non-accelerated Filer   X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes      No  X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 14, 2006
Common Stock, $0.001 par value	38,791,490

ii

iii

Forward Looking Statements

In addition to current and historical information this report release may contain "forward-looking statements" regarding Magnus International Resources, Inc., and its subsidiaries, business and project plans. Such forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the United States Securities and Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created by such sections. Where Magnus expresses or implies an expectation or belief as to future events or results, such expectation or belief is believed to have a reasonable basis. However, forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Such risks include, but are not limited to price volatility of gold and other metals; currency fluctuations; political, operational, and governmental approval and regulation risks in China and Africa. For a more detailed discussion of such risks and other factors, please see "Risk Factors" listed in Part 11 Item 1A of this Report. We do not intend, and undertake no obligation, to update any of our forward looking statements after the date of this Report to reflect actual results or future events or circumstances.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)

Page

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Consolidated Statement of Stockholder's Equity	6

Notes to Consolidated Financial Statements	7

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	October 31,	July 31
	2006	2006

ASSETS

CURRENT ASSETS
Cash	$63,602	$414,695
Advances receivable from related party	-	21,292
Prepaid expenses and other	60,043	70,169
Deposit receivable (Note 3)	-	250,000

Total current assets	123,645	756,156

Fixed assets (Note 4)	520,996	495,295

Investment in Joint Venture	-	-
Mineral Property Licenses	-	-

Total assets	$644,641	$1,251,451
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payables of $124,505 (2005 - $Nil) (Note 8)	$746,627	$425,088
Accrued liabilities including related party liabilities of $70,000 (2005 - $Nil) (Note 8)	355,788	308,222
Loan from shareholder (Note 5)	100,000	-

Total current liabilities	1,202,415	733,310

COMMITMENTS

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 40,763,654 (July 31, 2006 - 40,763,654)	40,764	40,764
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 (July 31, 2006 - 100,000)	100	100
Subscriptions received	350,000	150,000
Promissory notes receivable for subscriptions (Note 7)	(2,844,651)	(2,844,651)
Common stock to be issued	537,620	542,820
Additional paid-in capital	17,743,474	17,631,608
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(16,281,409)	(14,910,654)
Accumulated other comprehensive income (loss)	(26,529)	(14,703)

Total stockholders' equity	(557,774)	518,141

Total liabilities and stockholder's equity	644,641	$1,251,451
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
			Exploration stage through October 31, 2006
	Three Months Ended October 31

	2006	2005

EXPENSES
Consulting	$115,462	$193,852	$2,054,909
Project finder fees	-	-	674,375
Investor relations	31,304	4,650	1,784,810
Legal and professional fees	78,803	34,814	767,206
Exploration licenses	36,354	3,058	2,616,463
Geological expenses	749,749	131,869	3,415,105
Amortization	24,935	12,392	129,196
Salaries and benefits	117,555	97,372	697,678
Stock-based compensation	131,866	143,422	2,049,363
Travel	76,134	58,472	820,495
Other administrative expenses	44,933	143,328	1,739,260

Total expenses	1,407,095	823,229	16,748,860

Compensation for failed transfer of mining rights	-	186,000	-

Net loss for the period before minority interests
	1,407,095	637,229	16,748,860

Minority interest in loss for the period	36,340		467,451

Net loss for the period	$1,370,755	$637,229	$16,281,409
	============	============	============

Other comprehensive income (loss)
Foreign currency translation	$(11,826)	$-	$(26,529)
	============	============	============

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.03)	(0.02)
	============	============

Weighted average number of common stock outstanding
	40,763,654	31,657,918
	============	============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
			Exploration stage through October 31, 2006
	Three Months Ended October 31

	2006	2005

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(1,370,755)	$(637,229)	$(16,281,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	131,866	143,422	2,049,363
Stock issued / allotted for services and licenses	-	-	1,369,000
Amortization of fixed assets	24,935	12,392	129,196
Minority interest in net loss	(36,340)	-	(467,451)
Loss on disposition of fixed assets	381	-	3,681
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	31,418	(278,816)	(60,043)
Deposit receivable	250,000	-	-
Accounts payable and accrued liabilities	369,105	18,396	1,102,415

Net cash and cash equivalent from (used in) operating activities	(599,390)	(741,835)	(12,155,248)

Cash and cash equivalent from (used in) investing activities:
Purchase of capital assets	(47,513)	(62,198)	(646,253)

Net cash and cash equivalent from (used in) investing activities
	(47,513)	(62,198)	(646,253)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Options exercised	-	-	573,000
Warrants exercised	-	211,750	3,589,332
Subscriptions received	200,000	202,500	8,305,384
Finders' fees in respect of private placements	(25,200)	-	(136,038)
Loans from shareholders	100,000	-	100,000
Contributions attributable to minority interests	36,340	-	467,451

Net cash and cash equivalent from financing activities	311,140	414,250	12,899,229

Effect of other comprehensive income (loss) on cash	(15,330)	-	(34,149)

Increase (decrease) in cash and cash equivalent	(351,093)	(389,783)	63,579

Cash and cash equivalent, beginning of period	414,695	1,832,171	23

Cash and cash equivalent, end of period	$63,602	$1,442,388	$63,602
	===========	===========	============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2006	40,763,654	$40,764	$100	$150,000	$(2,844,651)	$542,820	$(14,703)	$17,631,608	$(14,910,654)	$(77,143)	$518,141

Share subscriptions received	-	-	-	200,000	-	-	-	-	-	-	200,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(25,200)	-	-	(25,200)
Stock-based compensation	-	-	-	-	-	-	-	131,866	-	-	131,866
Net loss for the year	-	-	-	-	-	-	(11,826)	-	(1,370,755)	-	(1,382,581)

Balance October 31, 2006	40,763,654	$40,764	$100	$350,000	$(2,844,651)	$537,620	$(26,529)	$17,743,474	$(16,281,409)	$(77,143)	$(557,774)
	====================================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of October 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2006 audited financial statements and notes thereto.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company has experienced losses since the inception of the exploration stage amounting to $16,281,409 as of October 31, 2006.  As of October 31, 2006, the Company had a total of $63,602 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. DEPOSIT RECEIVABLE

The Company has a deposit receivable in respect of an option to purchase a 30% interest in a rutile titanium property in central China. Under the Term Sheet Agreement, $500,000 was paid by the Company to the property owner on agreement execution, refundable in the event Magnus determines not to proceed. The Company had a 90 day due diligence period from the date of execution of the Agreement allowing the Company not to proceed if the property was deemed by the Company’s geology staff not to be economically viable. The Company has determined the property is not economically viable, and gave notice within the 90 day period that the Company would not proceed. The property owner has given verbal assurances of intention to refund the deposit but has delayed repayment for several months. During the three months ended October 31, 2006 the Company received $250,000 of the deposit refund. The Company has provided an allowance of $250,000 in case the deposit refund is not received in full.

4. FIXED ASSETS

Fixed assets consist of the following:

	October 31, 2006	July 31, 2006

Computer equipment	$88,425	$87,968
Computer software	49,748	46,415
Field equipment	142,181	141,567
Leasehold improvements	18,932	8,409
Office furniture and equipment	94,704	61,152
Vehicles	257,611	254,769

	651,601	601,948
Less: Accumulated depreciation	130,605	104,985

	$520,996	$495,295
	============	===========

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

5. LOAN FROM SHAREHOLDER

The loan from a shareholder does not bear interest and has no stated terms of repayment.

6. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to October 31, 2006. The Company has recognized $103,631 in such costs since commencement of operations. Accrued liabilities include $61,371 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at October 31, 2006.

7. COMMON STOCK

On June 21, 2006, the Company issued 2,322,164 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.225 for total proceeds of $2,844,651. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised. The proceeds for these exercises of warrants were received between April 20 and April 30, 2006 by way of promissory notes, which also include an escrow arrangement, in favor of the Company. The promissory note and escrow agreements entered into between the unitholders exercising the warrants (each called a “Borrower”), the Company and the escrow agent provides that each of the Borrowers promises to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled. The Company has recorded the receipt of the promissory notes as a reduction in stockholders’ equity. As at October 31, 2006, the Company has not received any payment in satisfaction of promissory notes. The shares corresponding to outstanding promissory notes were cancelled November 22, 2006.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

During the three months ended October 31, 2006, the Company received $200,000 in payments in connection with a private placement of 200,000 units at a price of $1.00 per Unit for total proceeds of $200,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its recent private placements.  Individuals who have successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. During the three months ended October 31, 2006 the Company has allotted 9,800 Units as finders’ fees, with each Unit valued at the same price as the Units placed.

The Company has agreed to pay an individual a 10% finder’s fee in cash for assisting the Company in raising funds in connection with its private placements. The Company paid $25,200 in cash in the three months ended October 31, 2006 to the individual as a finder’s fee in respect of private placements.

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended October 31, 2006, the Company accrued $30,000 (2005 - $30,000) to the chief executive officer of the Company for consulting services rendered. As at October 31, 2006, $50,000 is payable to the chief executive officer of the Company for consulting services rendered (2005 - $Nil).

At October 31, 2006 the Company has an account payable of $124,505 (2005 - $ Nil) to a company controlled by the chief executive officer for investor relations services provided in the previous year.

During the three months ended October 31, 2006, the Company accrued $15,000 for consulting services rendered by a relative of a director of the Company, which remains payable at October 31, 2006.

The Company has agreed to pay shares and warrants valued at $9,800 to a relative of a director as finders’ fees, which are included in the finders’ fees as more fully described in note 6.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

 9. STOCK-BASED COMPENSATION

The Company’s 2004 Stock Option Plan (the “Plan”) allows the Company to award stock options to its directors, officers, employees, and consultants. The Board of Directors increased the maximum number of options from 6,000,000 to 10,000,000 effective April 13, 2006.  The plan is administered by the Company’s Board of Directors, or its assigned committee, who has discretion as to the awards and terms of the options to be issued. Upon exercise of options, shares are issued from treasury.

A summary of the Company’s stock option activities is presented below:

	Employee/ Director	Non- employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value

Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.23	0.64	3,243,630
Options granted:	-	-	-	-	-
Options exercised:	-	-	-	-	-
Options cancelled upon the death of a director	(255,556)	-	1.66	0.95	(244,139)
Options forfeited	-	-	-	-	-

Options Outstanding, October 31, 2006	1,539,444	3,240,000	1.23	0.64	2,999,491
	=====================

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted Average Exercise	Aggregate Intrinsic Value

Vested at October 31	High	Low	of Shares	Price

2006 and earlier	3.50	0.50	3,671,861	1.01	1,969,355
Remainder of year
ending July 31, 2007	2.59	1.60	401,750	1.83	372,430
2008	2.59	1.60	517,611	1.84	477,615
2009	2.59	1.70	188,222	1.98	180,091

			4,779,444		2,999,491
			===========		============

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 2006	1,327,694	768,375	0.60
Non-vested options outstanding, October 31, 2006	1,107,583	1,030,136	0.93
Options vested in three months ended October 31, 2006	145,028	134,865	0.93

If not previously exercised or canceled, options outstanding at October 31, 2006 will expire as follows:

	Range of Exercise Prices		Number	Weighted average

Expiry Date	High	Low	of Shares	exercise price

Year Ending July 31,
2008	3.50	1.60	644,444	2.40
2009	0.50	0.50	2,528,000	0.50
2010	1.60	1.60	130,000	1.60
2012	2.59	1.70	1,477,000	1.84

			4,779,444
			============

9.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The Company had no income tax expense during the reported periods due to net operating losses. The Company’s tax asset recognized in the financial statements is $Nil at October 31, 2006 (2005 - $ Nil) due to offsetting valuation allowances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the Company’s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Please read in conjunction with the section entitled “Risks”, and note that this discussion contains forward-looking statements. This discussion focuses on the manner in which the Company will operate in the next year, as well as prospects for the future and the manner in which events and uncertainties known to management would cause reported financial information to not be necessarily indicative of future operating results or of the future financial condition.

Overview

Magnus International Resources, Inc. specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects. Magnus is currently focused on gold projects in China and Africa.  Magnus retains a 90 percent interest in two Sino-foreign joint venture exploration projects, Huidong and Mangshi. The Huidong property is on trend with Southwestern Resources’ Boka project.

Through the intended acquisition of African Mineral Fields Inc., Magnus intends to acquire a newly-established subsidiary, which has an exclusive option to acquire 100% interests in four gold projects in Uganda.  An update on the fourth quarter progress at the Ugandan projects is expected to be released in the near-term.

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

Joint Venture Agreements

Yunnan Long Teng Mining Ltd.

On July 6, 2004, the Company signed a formal cooperative joint venture contract (“JV Agreement”) with Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China ("Team 209") to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd. (“Long Teng Mining”), a Sino-foreign Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province.  Under the JV Agreement, if either Magnus or Team 209 acquires any further mining rights for the area surrounding the Exploration License areas then the respective party must, on a first priority basis, transfer such mining rights to Long Teng Mining for a fee permitted by law or at an appropriate price.

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

On July 1, 2006, Magnus assigned its rights to Long Teng Mining to its wholly-owned subsidiary, Yunnan Long Teng Mining (BVI) Inc.

As of October 31, 2006, Magnus had made $2,955,500 in capital contributions to Long Teng Mining.

Huidong Property Update

The Huidong property is located approximately 14 kilometres directly north of the Southwestern Resources Boka gold discovery.  Various geological indicators point to Huidong being on trend (in alignment) with the north-south oriented fault system that controls the multi-zone Boka Trend.  Investors are cautioned that mineral deposits on adjacent properties are not necessarily indicative of mineral deposits on Magnus' properties.  In July 2005, Southwestern Resources reported a combined indicated and inferred resource at the Boka project of 5.4 million ounces of gold. This significant resource is expected to increase in size and grade as Southwestern continues with expansion and infill drilling.  A preliminary assessment and engineering scoping study was completed on the first two zones of the Boka gold system by Hatch Limited, a worldwide engineering firm with extensive experience in China.  The study adopted a conservative approach to ore estimation using protocols and procedures in compliance with National Instrument 43-101 reporting in Canada.  The Hatch study considers the Boka Project to be one of the significant gold discoveries of recent years.

A highly detailed soil geochemical survey (more than 17,000 samples taken), conducted over the last two years, has identified several significant prospective areas for gold. Preliminary drilling has been conducted in parts of two of the areas – at Dingjiaping and Huidong East.

Drilling Update – Huidong East and Dingjiaping Target Areas

This report details the current progress of drilling at Magnus’ Huidong property. The first-phase drill program at Dingjiaping and Huidong East has been completed. A total of 7 holes have been drilled in Dingjiaping and 5 in Huidong East (Laoshuijing). This drilling is summarized in the table below:

	Meters Drilled	Holes Completed
DINGJIAPING	2931.4	7
HUIDONG EAST	847.08	5
TOTAL	3778.48	12

The locations of holes drilled in Huidong as well as the main geochemical anomalies are shown in Figure 1 below.

Figure 1: Image of the Huidong license area showing the main geochemical anomalies and completed drill holes as of November 2006

Due to the peak in the China field season significant delays in obtaining drilling results from SGS laboratories have occurred.

With the completion of the first pass drill program, the Huidong Project program is now in a period of review prior to deciding on the components of the next phase of the exploration program.  This review includes:

-       detailed assessment of the Dingjiaping drilling program
-       detailed assessment of the Huidong East drilling program
-       review and targeting of the significant Huidong South (Laowangshan) geochemical anomaly (including Ganhai)

Dingjiaping Target Area

Drilling at the Dingjiaping target area began on the 25th July, 2006 utilizing a Longyear LF-90 drill rig.  A total of 7 holes for 2,931.4 meters were drilled in Dingjiaping.  Progress of this drill program was excellent averaging 25 to 30 meters per day for the duration of the program.

Targeting

The drill holes drilled at Dingjiaping are shown on Figures 2 and 3.  Targets are based on careful geologic mapping, proximity to known gold-bearing artisan tunnels, very strong surface soil gold geochemistry in this target area, and high concentrations of gold in rock samples.

The first phase Dingjiaping drilling has been planned to test targets F1 to F6 and Z1 to Z3 – see Figure 3.  These drilling targets are proposed based on geology, soil geochemical anomaly and assay results of rocks exposed on road-cuts and abandoned mining tunnels.

Mineralised structures have been exposed by the tunnels with results including:

Table 1. Gold grade of samples from Tunnel 3

Sample #	Length (m)	Au g/t
XDLD3-10	1.00	1.19
XDLD3-11	1.00	0.97
XDLD3-12	1.00	2.09
XDLD3-13	1.00	1.58
XDLD3-14	1.00	2.24
XDLD3-15	1.00	2.18
XDLD3-16	1.00	2.18
XDLD3-17	1.00	1.82
XDLD3-18	1.00	0.90
XDLD3-19	1.00	0.42
XDLD3-20	1.00	0.73
XDLD3-21	1.00	1.23
XDLD3-22	1.00	0.21
XDLD3-23	1.00	0.00
XDLD3-24	1.00	0.31
XDLD3-25	1.00	0.92
XDLD3-26	1.00	0.40
XDLD3-27	1.00	6.18

Table 2. Gold grade of samples from Tunnel 7

Sample #	Length (m)	Au g/t
XDLD7-13	1.0	1.26
XDLD7-14	1.0	2.44
XDLD7-15	1.0	2.35
XDLD7-16	1.0	3.5
XDLD7-17	1.0	1.18

XDLD7-18	1.0	0.83
XDLD7-19	1.0	2.2
XDLD7-20	1.0	0.66
XDLD7-21	1.0	1.54
XDLD7-22	1.0	0.73
XDLD7-23	1.0	1.13
XDLD7-24	1.0	1.11
XDLD7-25	1.0	3.92
XDLD7-26	1.0	1.68
XDLD7-27	1.0	3.32
XDLD7-28	0.9	2.43

Fig. 2. Dingjiaping Prospect area showing mineralized structures and drill hole locations

 Test drilling was designed based on the initial understanding:

- Gold mineralization was mainly controlled by and hosted in E-W to WNW structures, i.e. those with strike (sub)parallel to stratigraphy.  It also tried to recognize strata hosting gold mineralization.  This understanding took reference to the Boka situation (gold mineralization controlled collectively by stratigraphy and stratigraphic-parallel structures).

- Even though recognized gold-bearing structures and veins are narrow and thin (< 1m and mostly < 0.5m in width), it was hoped that the individual veins exposed in tunnels or road-cuts may guide us to closely spaced veins and wider mineralized structures at depth.

In general, a series of North-South and East–West fault zones and shear zones traverse the Dingjiaping area.  Sites where these two sets of mineralized structural zones intersect or are met by other mapped faults and shears are considered especially favorable for large gold deposit systems, and were tested in the drilling program.

Results

The initial drill program has intersected:

  zones of strong alteration, bleaching and quartz-carbonate veining zones of well developed sulphides mineralisation – mainly pyrite but with some chalcopyrite and arsenopyrite thin gold-mineralized structures

The results of the current program include:

Hole                                         Intersection                        Interval            Gold
Number                       From (m)               To(m)                (meter)              (g/t)

DJP-1-06                      79.36                      80.2                    0.84                 2.36
DJP-2-06                      51.62                      53.55                  1.93                 0.63
DJP-3-06                      183.75                  184.95                  1.2                   1.03
DJP-6-06                      100.3                    107.7                    7.4                   0.45
including                        100.3                    104.4                     4.1                  0.60

Figure 3: Completed Drill Holes, road access, soil gold geochemistry, and artisan tunnel locations at Dingjiaping

The initial drilling at Dingjiaping was planned and targets selected based on both secondary (soil geochemical) and primary (outcrops, road-cut and artisinal mining tunnels) gold anomalies.  Most of the anomalies are located at elevations between 2300m and 2700m.

The first seven holes at Dingjiaping were planned based on primary gold anomalies exposed either on surface or tunnels, as well as taking into consideration secondary gold anomalies in soil, and it was hoped that these (near) surface gold anomalies would serve as a guide for larger and wider gold mineralization at depth.  Drilling, however, did not verify this, though in two holes (DJP-1-06 and DJP-3-06) a thin (< 1m) mineralized (2-3g/t) vein (structures) were intersected.

Several thin NWW to NW striking veins and structures with gold values ranging from 1 to 19g/t, defining a >20m wide mineralized zone, were identified from road-cuts, but were not intercepted in the drilling of DJP-4-06.

Most sites of known mineralization so far identified at Dingjiaping are located in carbonaceous phyllite. In DJP-6-06, quartz-carbonate veins spatially associated with mafic dyke are slightly mineralized (up to 1g/t). It is not yet clear what role mafic intrusion has played in gold mineralization at Huidong.  Mafic intrusions may have acted as a heat engine for the hydrothermal system, or these intrusions may have little to do with the mineralization.

The Dingjiaping drilling results are currently being reviewed in the context of the other exploration results from this surface gold anomalous area.

Huidong East

A 4500 in-fill soil sampling program was commenced across all three Huidong target zones in late 2005 (guided by results from the high and low density surveys conducted earlier in 2005), and analysis from 1227 soils taken from the eastern portion of the concession over an area referred to as Huidong East were received at the end of the year.  A strong gold-in soil anomaly was defined that confirms the previous anomaly feature observed in pulverized soils, and sharpened it significantly due to the higher density 80m x 40m sample spacing employed in the infill soil sampling program.  Soil Au analysis results over the Huidong East anomaly include strong Au in soil concentrations up to 438 ppb Au in a well-constrained area of approximately 1.6 km², which compare extremely well with the 20 ppb Au soil concentration levels used to define significant Au mineralization at the Boka deposit.

Drilling at the Huidong East Target commenced in late June and was completed by two Chinese built XY-2 drill rigs.  These drill rigs proved to be slow in their progress during the program.  A total of 5 holes for 847.08 meters were drilled in Huidong East.

Hole targeting is based on integrated geophysical and structural (from surface mapping) targets within a coherent and significant soil geochemical anomaly.  Holes completed are shown relative to this anomaly in Figure 5.

The aims of the initial drill program were to:
  understand the structural and stratigraphic controls to the mineralisation test structures in anomalous soil geochemical zones

The initial drill program has intersected zones of alteration, bleaching and quartz-carbonate veining and silicification and zones of sulphide mineralisation – mainly pyrite.  However, no zones of significant gold mineralization were intersected to depth extent that was tested.

Figure 4: Huidong East drill hole collars LSJ-1-06, LSJ-6-06, LSJ-7-06 and LSJ-8-06 with surface soil gold geochemistry.

Huidong South (including Laowangshan and Ganhai)

1612 infill soil sample results were received from the 2005 infill sampling program for the Huidong South area of the Huidong Concession.  These soil analysis results provided the highest concentrations of gold and copper in soils observed to date on the Huidong Concession, with one single sample containing 3014 ppb Au (over 3 g/tonne Au) and over 1% copper.  This very high concentration of gold in soil occurred in a cluster of other very high Au-in-soil concentrations.  Of the 1612 samples analyzed from Huidong South, 577 contained greater than or equal to 20 ppb Au, 160 contained greater than or equal to 50 ppb Au, and 45 contained greater than or equal to 100 ppb Au.

At the Laowangshan area within the Huidong South target, reconnaissance geophysics has identified targets which coincide spatially with previously known zones of elevated gold and copper concentrations in soil.   Drill testing of geophysical anomaly features is planned to test depth extent of the surface mineralization.  Geophysical characteristics of each target to be tested are shown in figures 6 and 7 of the full report, and each target resides within a well-expressed surface feature of anomalous gold in soils.

The Huidong South geochemical anomaly represents the largest geochemical anomaly in the Huidong Project area.  Large multi-element anomalies cover an area of some 5 to 6 km2 as shown on Figure 5.

Detailed targeting has commenced in the Laowangshan area.  To date this has involved mapping and rock chip sampling in the areas denoted as anomalies 4 and 6 in Figure 5.

GOLD
18295000
18296000
18297000
18298000
18299000
18300000
2939000
2938000
2937000
2936000
2935000
N
1
2
3
4
5
6
Ganhai
Laowangshan
Laowangshan
500m
Legend
HuidongRivers
DJP_Road
HuidongVillages
LWS_InfillSoil_Au.grd
Value
High : 2299.61
Low :0

Figure 5: Gold geochemical anomalies in the Huidong South area comprising of Laowangshan and Ganhai. Gold is associated with multi-element anomalies including Cu, As, Ni, Co, Sb, Mn, Bi

The results of road cut sampling as well as the more recent channel sampling are shown in Figure 6.  Significant results can be seen in two locations labeled Anomaly 4 and Anomaly 6 on Figure 6.

 Figure 6: Road cut and Channel sample results form the Laowangshan Prospect Area

The Huidong South geochemical anomaly represents the largest geochemical anomaly in the Huidong Project area. Large multi-element anomalies cover an area of some 5 to 6 km2, as shown on Figure 5.

Detailed targeting has commenced in the Laowangshan area. To date this has involved mapping and rock chip sampling in the areas denoted as anomalies 4 and 6 in Figure 5.

The results of road cut sampling as well as the more recent channel sampling are shown on Figure 6. Significant results can be seen in two locations labeled Anomaly 4 and Anomaly 6 on Figure 6. Comments on these follow:

Anomaly 4 – Located of the North of the figure.  Sampling was aimed at following up of interesting mineralized structures in road cut samples with assays of 1.08 and 1.37 g/t gold.

Results of this follow-up to date have identified several broad zones (10 to 30m wide) of deformed and sericite altered phyllite with quartz veining. Sample results to date include assays of 2.18, 3.89 and 2.61g/t Au over sample lengths of 1.0, 1.4 and 1.1m respectively.  More assay results are awaited.

Anomaly 6 – located to the south and aimed at following up on the Copper-Gold mineralisation located at an old mine. Samples collected from the old copper-gold workings include 29.4 and 40.1 g/t gold (along with greater than 2% Copper).  Follow-up of the copper-gold mineralisation on the eastern side of the river has led to the discovery of new copper-gold mineralisation, which includes gold assays of 1.4, 1.02 and 1.43 g/t gold (no copper assays have been returned yet).

Further results are awaited.  We are encouraged by these initial results in what represents a small portion of the Huidong South geochemical anomaly.

Quality Control

The drill core (HQ and NQ size) has split by diamond saw, with half sent to SGS Laboratory in Tianjin, China for analyses. All samples were analyzed using the 50 gram fire assay method with atomic absorption spectrometry finish. All samples were also analyzed for 32-element multi-element geochemistry by ICP. The Company maintains an archive of half core samples and a photographic record of all core for future reference.

The Quality Control program (QAQC) includes:

-     the submission of blanks and standards with all sample dispatches
-     the submission of check samples to a second laboratory (1 in 20 samples) – in this case Intertek Laboratories in Beijing

To date the results of the QAQC program have been satisfactory with no problems having been detected.

Rock chip samples are collected as continuous samples over intervals ranging up to 2.5 meters. All samples were analyzed using the 50 gram fire assay method with atomic absorption spectrometry finish. All samples were also analyzed for 32-element multi-element geochemistry by ICP.

The program is being carried under the technical supervision of Dr. Kai Yang as Chief Geologist and Genesio Circosta as the Vice President of Exploration, China.

Huidong Summary

As of December 2006, Magnus has completed just under 3,800 meters of drilling in 12 holes, spanning only a small portion of the target zones at Huidong containing known gold anomalies.  With the results from these drill holes, combined with further information derived from ongoing geological and geophysical survey interpretations and mapping, Magnus is in the process of designing the next phase of the Huidong exploration program. The new drilling results are being interpreted and used to guide the modeling of the potential gold mineralization in the three major Huidong target zones as the Company advances from early stage exploration towards potential discovery.

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

As of October 31, 2006, Magnus had contributed 1,447,490 to Yunnan Western Mining.

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

On June 26, 2006, Magnus, through its joint venture subsidiary, Yunnan Western Mining Ltd. ("Western Mining"), entered into an agreement (the "Agreement") to purchase all of the assets of the Mangshi Gold Mine of Team 209 (the "Mangshi Gold Mine"), a subsidiary of Geological Team 209 of the Nuclear Industry Department of the Peoples Republic of China ("Team 209") in exchange for payment of an aggregate of 22,000,000 RMB over the next three years  The Agreement provided that Western Mining would assign a team of specialists to confirm the exploration data of Mangshi Gold Mine and based on the report to be delivered by the specialists, Western Mining would determine whether to accept the mining license and the mining assets.  Based on management’s decision to focus efforts on the Company’s Huidong drilling program, the Company has decided not to close on the Agreement.  Thus, for the time being, Mangshi Gold Mine will be allowed to continue its mining activities in designated areas of the Mangshi property, until the mining concession becomes the property of Magnus under the existing, October 29, 2005 agreement (see below).

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

Employees

As of October 31, 2006, the Company had 4 full-time employees (over and above its directors, officers and consultants), employed at the Company’s office in Vancouver, British Columbia (three in an administrative capacity and one as a bookkeeper). The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture companies, Long Teng and Western Mining, have hired a large number of employees and contractors, mainly from Team 209, to explore their respective properties. Contract workers and groups are used by the Company on an ad hoc basis to assist in conducting the exploration programs, and the number used may fluctuate based on the exploration activities going on at any given time.  These entities also have various administrative, accounting and management staff.  Currently, Long Teng employs 11 people, and Western Mining employs 6 people.  As we require, we contract people from Team 209 and as of October 31, 2006 this number was approximately 30 for both projects inclusive.

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

Outlook

Mineral prices rose steadily during our last fiscal year. At October 31, 2005, the price of gold was $464.80 per ounce compared to $607.20 at October 31, 2006, representing an increase of approximately 00%. Similarly, the value of copper and the value of silver both increased during the same period. Management believes that this trend will continue, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

At October 31, 2006, the Company had interests in two properties that might contain mineralized material (see “Description of Business - Joint Venture Properties”, above), and one further interest than may materialize in the near future (see “Other Projects”, above).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $1,078,770 at October 31, 2006. Total cash requirements stipulated under the Company’s Joint Venture Agreements with Team 209 of China calls for a $5,000,000 equity investment into the joint venture company called Yunnan Long Teng Mining Ltd., and a $3,010,000 investment into the joint venture company called Yunnan Western Mining Ltd., by Magnus.

Under the Huidong (Long Teng) joint venture agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of December 13, 2006 the Company had contributed 2,985,500 to the joint venture company.  The business license for the joint venture company was approved and issued on July 29, 2004.  Thus, the Company has 36 months from July 29 2004 to contribute an additional $20,426 to the joint venture as per the schedule above.

Under the Mangshi Joint Venture Agreement, Magnus was required to contribute to the joint venture company a total of $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006; and an additional $1,510,000 by December 31, 2007.  As of December 13, 2006, the Company had contributed $1,457,490 to Yunnan Western Mining Ltd. thus leaving it due to contribute an additional $42,510 to the joint venture by December 31, 2006 as per the schedule above.

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

Results from Operations

Summary

The Company's consolidated net loss for the three months ended October 31, 2006 was $1,370,754 or $0.03per share compared to the previous year’s consolidated net loss of $637,229 or $0.02 per share for a net increase of $733,525.  The largest expense was related to the cost of exploration of the properties in China (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements”). The second largest expense was related to investor relations.

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on our two Chinese properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

We are committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which 2,955,500 was contributed by October 31, 2006.  In addition, the Company is committed to contribute a total of at least $1,500,000 to the Mangshi Joint Venture by December 31, 2006 which $1,447,490490 was contributed by October 31, 2006  This contribution is used for the ongoing geological testing described above under “Exploration Progress and Future Plans for Mangshi Property.”  At this preliminary stage, it is difficult to estimate whether the exploration costs will exceed the Company’s total capital commitments required under the joint venture agreements.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $31,304 in the current quarter compared to $4,650 in the corresponding period in the previous year, representing an increase of $26,654.   Included in these costs are the costs of an investor relations program started in the year, and business development costs in association with new joint ventures in China.  Also included are travel expenses for executives and geologists to China, travel to various conferences, and other miscellaneous office expenses.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $599,390 in the current quarter compared to cash uses of 741,835 in the corresponding period in the previous year.

The decrease of $145,445can be attributed to cash conservation efforts.

Financing Activities

The Company received cash from financing activities of $311,140 in the current quarter compared to $414,250 in the previous year.

As of December 1 2006, the Company has received payment for subscriptions to purchase 350,000 units (each a “Unit”) of the Company at a price of $1.00 per Unit for total proceeds of $350,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants.

Financing activities for the current quarter are described fully above under “Recent Sales of Unregistered Securities”.

Liquidity and Capital Resources

At October 31, 2006, the Company's total assets were $644,641 as compared to $1,251,451 at October 31, 2005. Long-term liabilities as of October 31, 2006 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $1,078,770 at October 31, 2006.  The Company has received payment for additional subscriptions to purchase 350,000 units of the Company (see above under “Financing Activities”) to December 1, 2006, and intends to do additional financings in the future.

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

The Company has experienced total losses amounting to $16,748,860 as of October 31, 2006.  As of October 31, 2006, the Company had a total of $63,602 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the PRC’s perennial balance of trade surplus).  If we entered into any loans and if interest rates were to rise at the same time, then this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting. There have been no other significant changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company intends to add the following additional elements to its financial controls and procedures in the near future:
  to form an audit committee, which is expected to contain a majority of disinterested directors;
  to appoint a financial expert who will also be appointed as a director of the Company and the Company’s audit committee; and
  to adopt a code of ethics.

PART 11  - OTHER INFORMATION

Item 1.  Legal Proceedings

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended October 31, 2006, the Company had an operating loss of $1,370,754.  At October 31, 2006, the Company had a working capital deficiency of $1,078,770. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 22  2006, 2,322,164 shares (each a “Share”) were cancelled.  These shares had formerly been issued by the Company to 18 individuals/entities in connection with the exercise of warrants at a price of $1.225 per Share, for total proceeds of $2,844,651 by way of promissory notes in favor of the Company, which also included an escrow arrangement.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised. The promissory note and escrow agreements entered into between the 18 individuals/entities, the Company and the escrow agent provided that each of the 18 individuals/entities (each called a “Borrower”) promised to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled.

On October 13, 2006, the Company provided each of the Borrowers a notice of default, which provided each Borrower 30 days to make payment on the promissory note or else the shares that were issued and held in escrow will be surrendered to the Company for cancellation.  All of the Borrowers were in default and subsequently the shares were cancelled.

On Dec. 1, 2006, the Company issued 350,000 units (each a “Unit”) to 15 entities due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $350,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until December 1, 2008.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

Item. 3 Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

On Dec. 1, 2006, the Company issued 350,000 units (each a “Unit”) to 13 individuals/entities due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $350,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until December 1, 2008.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

Item 6. Exhibits

(a)           Exhibit List

31.1         Certificate pursuant to Rule 13a-14(a)

32.1         Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2006

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	December 14, 2006
/s/ Steven Tan Steven Tan	Director	December 14, 2006