Form 10-Q
period 2007-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-03-23
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended January 31, 2007

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

Yes        No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 14, 2007
Common Stock, $0.001 par value	38,791,490

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

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)

Page

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Consolidated Statement of Stockholder's Equity	F-5

Notes to Consolidated Financial Statements	F-6

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	January 31	July 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$190,669	$414,695
Advances receivable from related party	-	21,292
Prepaid expenses and other	52,550	70,169
Deposit receivable (Note 3)	-	250,000

Total current assets	243,219	756,156

Fixed assets (Note 4)	501,336	495,295

Investment in Joint Venture	-	-
Mineral Property Licenses	-	-

Total assets	$744,555	$1,251,451
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payables of $119,978 (July 31, 2006 - $125,107) (Note 8)	$851,506	$425,088
Accrued liabilities including related party liabilities of $118,581 (July 31, 2006 - $65,179) (Note 8)	463,599	308,222
Loans from shareholders (Note 5)	522,729	-

Total current liabilities	1,837,834	733,310

COMMITMENTS

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 38,791,490 (July 31, 2006 - 40,763,654)	38,792	40,764
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 (July 31, 2006 - 100,000)	100	100
Subscriptions received	20,000	150,000
Promissory notes receivable for subscriptions (Note 7)	-	(2,844,651)
Common stock to be issued	537,620	542,820
Additional paid-in capital	15,368,918	17,631,608
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(16,969,641)	(14,910,654)
Accumulated other comprehensive income (loss)	(11,925)	(14,703)

Total stockholders' equity	(1,093,279)	518,141

Total liabilities and stockholder's equity	744,555	$1,251,451
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-2

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
					Exploration stage through January 31, 2007
	Three Months Ended January 31		Six Months Ended January 31
	2007	2006	2007	2006

EXPENSES
Consulting	$45,423	$323,400	$160,885	$517,252	$2,100,332
Project finder fees	-	-	-	-	674,375
Investor relations	1,281	-	32,585	-	1,786,091
Legal and professional fees	9,920	135,225	88,723	170,039	777,126
Exploration licenses	17,400	1,037,500	53,754	1,040,558	2,633,863
Geological expenses	305,328	606,506	1,055,077	606,924	3,720,433
Amortization	23,910	19,187	48,845	31,579	153,106
Salaries and benefits	113,027	69,303	230,582	135,795	810,705
Stock-based compensation	120,123	335,212	251,989	478,634	2,169,486
Travel	30,165	134,889	106,299	191,688	850,660
Other administrative expenses	36,317	239,142	81,250	365,124	1,775,577

Total expenses	702,894	2,900,364	2,109,989	3,537,593	17,451,754

Net (loss) for the period before minority interests
	(702,894)	(2,900,364)	(2,109,989)	(3,537,593)	(17,451,754)

Minority interest in loss for the period	14,662	234,357	51,002	234,357	482,113

Net (loss) for the period	$(688,232)	$(2,666,007)	$(2,058,987)	$(3,303,236)	$(16,969,641)

Other comprehensive income (loss)
Foreign currency translation	14,604	-	2,778	-	(11,925)

Comprehensive (loss)	$(673,628)	$(2,666,007)	$(2,056,209)	$(3,303,236)	$(16,981,566)
	=========	=========	=========	=========	==========

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.02)	(0.08)	(0.05)	(0.10)
	=========	=========	=========	=========

Weighted average number of common stock outstanding
	39,057,363	32,841,975	39,910,508	32,249,947
	=========	=========	=========	=========

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-3

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
					Exploration stage through January 31, 2006
	Three Months Ended January 31		Six Months Ended January 31
	2007	2006	2007	2006

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(688,232)	$(2,666,007)	$(2,058,987)	$(3,303,236)	$(16,969,641)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	120,123	335,212	251,989	478,634	2,169,486
Stock issued / allotted for services and licenses	-	255,000	-	255,000	1,369,000
Amortization of fixed assets	23,910	19,187	48,845	31,579	153,106
Minority interest in net loss	(14,662)	(234,357)	(51,002)	(234,357)	(482,113)
Loss on disposition of fixed assets	5	-	386	-	3,686
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	7,493	(702,951)	38,911	(981,767)	(52,550)
Deposit receivable	-	-	250,000	-	-
Accounts payable and accrued liabilities	212,690	(40,602)	581,795	(22,206)	1,315,105

Net cash and cash equivalent from (used in) operating activities
	(338,673)	(3,034,518)	(938,063)	(3,776,353)	(12,493,921)

Cash and cash equivalent from (used in) investing activities:

Purchase of capital assets	-	(140,828)	(47,513)	(203,026)	(646,253)

Net cash and cash equivalent from (used in) investing activities
	-	(140,828)	(47,513)	(203,026)	(646,253)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	100	-	100	100
Options exercised	-	400,000	-	400,000	573,000
Warrants exercised	-	873,010	-	1,084,760	3,589,332
Subscriptions received	20,000	1,090,625	220,000	1,293,125	8,325,384
Finders' fees in respect of private placements	(2,000)	(27,808)	(27,200)	(27,808)	(138,038)
Loans from shareholders	422,729	-	522,729	-	522,729
Contributions attributable to minority interests	14,662	292,222	51,002	292,222	482,113

Net cash and cash equivalent from financing activities	455,391	2,628,149	766,531	3,042,399	13,354,620

Effect of exchange rate changes on cash	10,349	-	(4,981)	-	(23,800)

Increase (decrease) in cash and cash equivalent	127,067	(547,197)	(224,026)	(936,980)	190,646

Cash and cash equivalent, beginning of period	63,602	1,442,388	414,695	1,832,171	23

Cash and cash equivalent, end of period	$190,669	$895,191	$190,669	$895,191	$190,669
	=========	=========	=========	=========	=========

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-4

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2006	40,763,654	$ 40,764	$ 100	$ 150,000	$(2,844,651)	$ 542,820	$ (14,703)	$ 17,631,608	$(14,910,654)	$ (77,143)	$ 518,141

Share subscriptions received	-	-	-	200,000	-	-	-	-	-	-	200,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(25,200)	-	-	(25,200)
Stock-based compensation	-	-	-	-	-	-	-	131,866	-	-	131,866
Net loss for the period	-	-	-	-	-	-	(11,826)	-	(1,370,755)	-	(1,382,581)

Balance October 31, 2006	40,763,654	$ 40,764	$ 100	$ 350,000	$(2,844,651)	$ 537,620	$ (26,529)	$ 17,743,474	$(16,281,409)	$ (77,143)	$ (557,774)

Share subscriptions received	-	-	-	20,000	-	-	-	-	-	-	20,000
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(2,000)	-	-	(2,000)
Stock-based compensation	-	-	-	-	-	-	-	120,123	-	-	120,123
Shares issued pursuant to subscriptions	350,000	350		(350,000)				349,650			-
Promissory notes cancelled	(2,322,164)	(2,322)			2,844,651			(2,842,329)			-
Net loss for the period	-	-	-	-	-	-	14,604	-	(688,232)	-	(673,628)

Balance January 31, 2007	38,791,490	$ 38,792	$ 100	$ 20,000	$ -	$ 537,620	$ (11,925)	$ 15,368,918	$(16,969,641)	$ (77,143)	$ (1,093,279)
	===============================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-5

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2006 audited financial statements and notes thereto.

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

The Company has experienced net losses from operations since the inception of the exploration stage amounting to $16,969,641 as of January 31, 2007.  As January 31, 2007, the Company had

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

a total of $190,669 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. DEPOSIT RECEIVABLE

The Company has a deposit receivable in respect of an option to purchase a 30% interest in a rutile titanium property in central China. Under the Term Sheet Agreement, $500,000 was paid by the Company to the property owner on agreement execution, refundable in the event Magnus determines not to proceed. The Company had a 90 day due diligence period from the date of execution of the Agreement allowing the Company not to proceed if the property was deemed by the Company’s geology staff not to be economically viable. The Company has determined the property is not economically viable, and gave notice within the 90 day period that the Company would not proceed. The property owner has given verbal assurances of intention to refund the deposit but has delayed repayment for several months. During the six months January 31, 2007 the Company received $300,000 of the deposit refund. The Company has provided an allowance of $200,000 in case the deposit refund is not received in full.

4. FIXED ASSETS

Fixed assets consist of the following:

	January 31, 2007	July 31, 2006

Computer equipment	$88,979	$87,968
Computer software	49,748	46,415
Field equipment	142,927	141,567
Leasehold improvements	19,046	8,409

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Office furniture and equipment	94,922	61,152
Vehicles	261,062	254,769

	656,684	600,280
Less: Accumulated depreciation	155,348	104,985

	$501,336	$495,295
	============	============

5. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest and have no stated terms of repayment.

6. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to January 31, 2007. The Company has recognized $104,454 in such costs since commencement of operations, which are included in exploration expense. Accrued liabilities include $62,194 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at January 31, 2007.

A reconciliation of the carrying value of asset retirement obligations due to environmental restoration liabilities is as follows:

Beginning balance	$62,750
Liabilities incurred in the six months ended January 31, 2007	22,036
Liabilities settled in the six months ended January 31, 2007	22,592

Ending balance	$62,194
========

7. COMMON STOCK

On June 21, 2006, the Company issued 2,322,164 shares (each a “Share”) in connection with the exercise of warrants at a price of $1.225 for total proceeds of $2,844,651. In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual exercised. The proceeds for these exercises of warrants were received between April 20 and April 30, 2006 by way of promissory notes, which also include an escrow arrangement, in favor of the Company. The promissory note and escrow agreements entered into between the unitholders exercising the warrants (each called a “Borrower”), the Company and the escrow agent provides that each of the Borrowers promises to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled. The Company has recorded the receipt of the promissory notes as a reduction in stockholders’ equity. The Company did not receive any payment in satisfaction of promissory notes. The shares corresponding to outstanding promissory notes were cancelled November 22, 2006.

During the six months ended January 31, 2007, the Company received $200,000 in payments in connection with a private placement of 350,000 units at a price of $1.00 per Unit for total proceeds of $350,000, the first $150,000 of which was received in the year ended July 31, 2006.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants. On December 1, 2006 the Company issued 350,000 common shares pursuant to the private placement.

During the three months ended January 31, 2007 the Company received $20,000 in payments in connection with a private placement of 40,000 units at a price of $0.50 per Unit for total proceeds of $20,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.00 per share with an expiry date of two years from the date of issuance of the Warrants.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its recent private placements.  Individuals who have successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. During the six months ended January 31, 2007 the Company has allotted 9,800 Units as finders’ fees, with each Unit valued at the same price as the Units placed.

The Company has agreed to pay an individual a 10% finder’s fee in cash for assisting the Company in raising funds in connection with its private placements. The Company paid $25,200 in cash in the six months ended January 31, 2007 to the individual as a finder’s fee in respect of private placements and has accrued  a liability for an additional $2,000 in finder’s fees.

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the six months ended January 31, 2007, the Company accrued $60,000 (2005 - $60,000) to the chief executive officer of the Company for consulting services rendered. As at January 31, 2007,

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

$80,000 is payable to the chief executive officer of the Company for consulting services rendered (January 31, 2006 - $Nil).

At January 31, 2007 the Company has an account payable of $118,535 (July 31, 2006 - $ 123,602) for reimbursement of costs paid by a company controlled by the chief executive officer for third-party investor relations services provided to the Company in the previous year.

During the six months ended January 31, 2007, the Company accrued $23,581 for consulting services rendered by a relative of a director of the Company, which remains payable at January 31, 2007.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Options forfeited	(105,000)	(80,000)	1.92	0.94	(173,301)

Options Outstanding, January 31, 2007	1,434,444	3,160,000	1.20	0.63	$ 2,826,190
	======================

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted
				Average Exercise	Aggregate Intrinsic
	High	Low	of Shares	Price	Value
Vested at January 31
2007 and earlier	3.50	0.50	3,737,444	1.02	2,030,323
Remainder of year
ending July 31, 2007	2.59	1.60	237,000	1.82	219,403
2008	2.59	1.60	455,944	1.83	419,848
2009	2.59	1.70	164,056	1.97	156,616

			4,594,444		$ 2,826,190
			===========		===========

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant date fair value
Non-vested options outstanding, July 31, 2006	1,327,694	$ 768,375	0.60
Non-vested options outstanding, October 31, 2006	1,107,583	$ 1,030,136	0.93
Options vested in three months ended October 31, 2006	145,028	$ 134,865	0.93
Non-vested options outstanding, January 31, 2007	857,000	$ 795,867	0.93
Options vested in three months ended January 31, 2007	250,583	$ 234,269	0.93

If not previously exercised or canceled, options outstanding at January 31, 2007 will expire as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Range of Exercise Prices		Number	Weighted average

	High	Low	of Shares	exercise price
Expiry Date
Year Ending July 31,
2008	3.50	1.60	644,444	2.40
2009	0.50	0.50	2,528,000	0.50
2010	1.60	1.60	130,000	1.60
2012	2.59	1.70	1,292,000	1.85

			4,594,444
			===========

10.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The Company had no income tax expense during the reported periods due to net operating losses. The Company’s tax asset recognized in the financial statements is $Nil at January 31, 2007 (July 31, 2006 - $ Nil) due to offsetting valuation allowances.

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

We are incorporated under the laws of the State of Nevada, USA on April 4, 2001 and have a July 31 fiscal year end. The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office
1055 West Hastings Street, Suite 550 Vancouver, BC Canada V6E 2E9 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada, 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province 650031, People’s Republic of China Tel: 86--871--3642422 Fax: 86- 871- 3642420	1 Berkeley St. London, United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100

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

On July 1, 2006, Magnus assigned its rights to Long Teng Mining to its wholly-owned subsidiary, Yunnan Long Teng Mining (BVI) Inc.

As of  January 31, 2007, Magnus had made $3,038,544 in capital contributions to Long Teng Mining.

Huidong Property Update

A highly detailed soil geochemical survey (more than 17,000 samples taken), conducted over the last two years, has identified several significant prospective areas for gold. Preliminary drilling has been conducted in parts of two of the areas – at Dingjiaping and Huidong East.

Drilling Update – Huidong East and Dingjiaping Target Areas

This report details the current progress of drilling at Magnus’ Huidong property. The first-phase drill program at Dingjiaping and Huidong East has been completed. A total of 7 holes have been drilled in Dingjiaping and 5 in Huidong East (Laoshujing). This drilling is summarized in the table below:

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

The first seven holes at Dingjiaping were planned based on primary gold anomalies exposed either on surface or tunnels, as well as taking into consideration secondary gold anomalies in soil, and it was hoped that these (near) surface gold anomalies would serve as a guide for larger and wider gold mineralization at depth.  Drilling, however, did not verify this, though in two holes (DJP-1-06 and DJP-3-06) thin (< 1m) mineralized (2-3g/t) vein (structures) were intersected.

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

Detailed targeting has commenced in the Laowangshan area.  To date this has involved mapping and rock chip sampling in the areas denoted as anomalies 4 and 6 in Figure 5

18295000
18296000
18297000
18298000
18299000
18300000
2939000
2938000
2937000
2936000
2935000
GOLD
N
2
3
Laowangshan
4
5
Laowangshan
6
Ganhai
1
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

The results of road cut sampling and channel sampling are shown on Figure 6. Significant results can be seen in two locations labeled Anomaly 4 and Anomaly 6 on Figure 6. Comments on these follow:

Anomaly 4 – Located of the North of the figure.  Sampling was aimed at following up interesting mineralized structures in road cut samples with assays of 1.08 and 1.37 g/t gold.

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

Quality Control

The drill core (HQ and NQ size) was split by diamond saw, with half sent to SGS Laboratory in Tianjin, China for analyses. All samples were analyzed using the 50 gram fire assay method with atomic absorption spectrometry finish. All samples were also analyzed for 32-element multi-element geochemistry by ICP. The Company maintains an archive of half core samples and a photographic record of all core for future reference.

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

The program is being carried under the technical supervision of Genesio Circosta as the Vice President of Exploration, China.

Huidong Summary

As of March 2007, Magnus has completed just under 3,800 meters of drilling in 12 holes, spanning only a small portion of the target zones at Huidong containing known gold anomalies.  With the results from these drill holes, combined with further information derived from ongoing geological and geophysical survey interpretations and mapping, Magnus is in the process of designing the next phase of the Huidong exploration program. The drilling results are being interpreted and used to guide the modeling of the potential gold mineralization in the three major Huidong target zones as the Company advances from early stage exploration towards potential discovery.

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

As of January 31 2007, Magnus had contributed 1,500,470 to Yunnan Western Mining.

Other Projects

The Company actively investigates other areas in search of additional properties and additional joint venture opportunities.

Employees

As of January 31, 2007, the Company had 5 full-time employees (over and above its directors, officers and consultants), employed at the Company’s office in Vancouver, British Columbia (three in an administrative capacity, one as a bookkeeper and one in investor relations). The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

The Company’s Chinese joint venture companies, Long Teng and Western Mining, have a number of employees and contractors, mainly from Team 209, to explore their respective properties. Contract workers and groups are used by the Company on an ad hoc basis to assist in conducting the exploration programs, and the number used may fluctuate based on the exploration activities going on at any given time.  These entities also have various administrative, accounting and management staff.

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

Outlook

Mineral prices rose steadily during our last fiscal year. At January  31, 2006, the price of gold was $570.70 per ounce compared to $652.30 at January 31, 2007, representing an increase of approximately 14%. Similarly, the value of copper and the value of silver both increased during the same period. Management believes that this trend will continue, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

At January 31, 2007, the Company had interests in two properties that might contain mineralized material (see “Description of Business - Joint Venture Properties”, above).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $1,594,615 at January 31, 2007. Total cash requirements stipulated under the Company’s Joint Venture Agreements with Team 209 of China calls for a $5,000,000 equity investment into the joint venture company called Yunnan Long Teng Mining Ltd., and a $3,010,000 investment into the joint venture company called Yunnan Western Mining Ltd., by Magnus.

Under the Huidong (Long Teng) joint venture agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. The business license for the joint venture company was approved and issued on July 29, 2004.  As of January 31, 2007 the Company had contributed $3,038,544 to Yunnan Long Teng Mining Ltd.,  thus satisfying its  contributions due to the joint venture by July 31, 2007 as per the schedule above.

Under the Mangshi Joint Venture Agreement, Magnus was required to contribute to the joint venture company a total of $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006; and an additional $1,510,000 by December 31, 2007.  As of January 31, 2007, the Company had contributed $1,500,470 to Yunnan Western Mining Ltd. thus satisfying its  contributions due to the joint venture by December 31, 2006 as per the schedule above.

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

Results from Operations

Summary

The Company's consolidated net loss for the three months ended January 31, 2007 was $688,232 or $0.02 per share compared to the consolidated net loss for the corresponding period in the previous year of $2,666,007 or $0.08 per share for a net decrease of $1,977,775.  The largest expense was related to the cost of exploration of the properties in China (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements”). The second largest expense was related to stock-based compensation.

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on our two Chinese properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

We are committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which $3,038,544 was contributed by January 31, 2007.  In addition, the Company is committed to contribute a total of at least $1,500,000 to the Mangshi Joint Venture by December 31, 2006 which $1,500,470 was contributed by January 31, 2007  This contribution is used for the ongoing geological testing described above under “Exploration Progress and Future Plans for Mangshi Property.”  At this preliminary stage, it is difficult to estimate whether the exploration costs will exceed the Company’s total capital commitments required under the joint venture agreements.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $37,598 in the current quarter compared to $239,142 in the corresponding period in the previous year, representing a decrease of $201,544   Included in these costs are the costs of an investor relations program started in the year, and business development costs in association with new joint ventures in China.  Also included are miscellaneous office expenses.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $338,673 in the current quarter compared to cash uses of $3,034,518 in the corresponding period in the previous year.

The decrease of $2,695,845 can be attributed to cash conservation efforts.

Financing Activities

The Company received cash from financing activities of $455,391 in the current quarter compared to $2,628,149 in the previous year.

As of January 31, 2007, the Company has received payment for subscriptions to purchase 40,000 units (each a “Unit”) of the Company at a price of $.50 per Unit for total proceeds of $20,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.00 per share with an expiry date of two years from the date of issuance of the Warrants.

Financing activities for the current quarter are described fully above under “Recent Sales of Unregistered Securities”.

Liquidity and Capital Resources

At January 31, 2007, the Company's total assets were $744,555 as compared to $1,251,451 at July 31, 2006. Long-term liabilities as of January 31, 2007 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $1,594,615 at January 31, 2007.  The Company has received payment for additional subscriptions to purchase 40,000 units of the Company (see above under “Financing Activities”) to January 31, 2007, and intends to do additional financings in the future.

As of March  22, 2007 the company has received no interest loans from various shareholders in the amount of $875,171.30.

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

The Company has experienced total losses amounting to $16,969,641 as of January 31, 2007.  As of January  31, 2007, the Company had a total of $190,669 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended January 31, 200, the Company had an operating loss of $688,232.  At January 31, 2007, the Company had a working capital deficiency of $1,594,615. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

On December 1, 2006, the Company issued 350,000 units (each a “Unit”) to 15 entities due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $350,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until December 1, 2008.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the entities through an offshore transaction which was negotiated and consummated outside of the United States.

As of January 31, 2007, the Company has received payment for subscriptions to purchase 40,000 units (each a “Unit”) of the Company at a price of $.50 per Unit for total proceeds of $20,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.00 per share with an expiry date of two years from the date of issuance of the Warrants.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

Item. 3 Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a)      Exhibit List

31.1       Certificate pursuant to Rule 13a-14(a)

32.1       Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	March 22, 2007
/s/ Steven Tan Steven Tan	Director	March 22, 2007