Form 10-K/A
period 2006-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-03-30
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-1

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Summary

The Company has the right to earn a 90% interest in two gold exploration projects in China’s mineral-rich Sichuan and Yunnan provinces.  These properties comprise Huidong (83.29 sq. km), for which Magnus holds an exploration license through Yunnan Long Teng Mining Ltd., and Mangshi (113.96 sq. km), for which Magnus holds an exploration license through Yunnan Western Mining Ltd. For both Sino-foreign joint venture companies, Magnus’ joint venture partner is Yunnan Province Nuclear Industry Brigade 209 (Team 209).  The Company and Team 209 are conducting a comprehensive exploration program on the Huidong property. Several stages of geochemical soil and rock sampling programs have been completed. More than 18,000 rock and soil samples have been collected. Further geological mapping and sampling of rocks exposed from road cuts has helped define targets for follow-up geophysical surveying, tunneling, and drilling. The exploration programs have helped the Company to identify 3 target zones of highest interest within the Huidong concession; The Dingjiaping Prospect , the Laowangshan Prospect  and the Laoshuijing Prospect .  At the Dingjiaping Prospect (target area 1), drilling  began on July 25, 2006. Progress to date has been excellent with an average of 35 to 40 meters per day being drilled.  Drilling at the Laoshuijing Prospect (target area 3)  commenced in late June.  Further details follow in this report.

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

ITEM 6.  SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002 (1)
Loss from Operations	9,401,834	3,771,493	1,737,327	35,282	53,954
Loss from Operations per share	0.27	0.15	0.08	0.00	0.00
Total Assets	1,251,451	2,233,599	838,169	23	166,038

Note: (1) 2002 financial data is for a year prior to the sale of the subsidiary Gravity Spin, Inc. and prior to the Company entering the exploration stage. As such, the 2002 financial data should not be considered comparable to the subsequent years’ data.

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

F-1(c)

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$414,695	$1,832,171
Advances receivable from related party (Note 10)	21,292	73,701
Prepaid expenses and other	70,169	42,345
Deposit receivable (Note 3)	250,000	-

Total current assets	756,156	1,948,217

Fixed assets (Note 4)	495,295	285,382

Investment in Joint Ventures (Note 5)	-	-
Mineral Property Licenses (Note 5)	-	-

Total assets	$1,251,451	$2,233,599
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $125,107 (2005 - $Nil) (Note 10)
	$425,088	$229,921
Accrued liabilities including related party liabilities of $65,179 (2005 - $Nil) (Note 10)
	308,222	66,061

Total current liabilities	733,310	295,982

COMMITMENTS

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 40,763,654 (2005 - 30,500,018)	40,764	30,500
Preferred stock (Note 9)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 (2005 - Nil)	100	-
Subscriptions received	150,000	1,114,650
Promissory notes receivable for subscriptions (Note 8)	(2,844,651)	-
Common stock to be issued	542,820	690,000
Additional paid-in capital	17,631,608	5,688,430
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(14,910,654)	(5,508,820)
Accumulated other comprehensive income (loss)	(14,703)	-

Total stockholders' equity	518,141	1,937,617

Total liabilities and stockholder's equity	$1,251,451	$2,233,599
	==========	==========

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-2

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

				Exploration stage through July 31, 2006
	Years Ended July 31
	2006	2005	2004

EXPENSES
Consulting	$1,022,398	$582,611	334,438	$1,939,447
Finder fees	-	32,375	642,000	674,375
Investor relations (Note 11)	1,728,729	24,777		1,753,506
Legal and professional fees	397,700	146,737	143,966	688,403
Exploration licenses	1,276,177	1,303,932		2,580,109
Geological expenses	2,406,726	258,630		2,665,356
Amortization	77,980	25,634		104,261
Salaries and benefits	341,438	138,500	100,185	580,123
Stock-based compensation (Note 12)	1,068,142	572,650	276,705	1,917,497
Travel	433,692	248,037	62,632	744,361
Other administrative expenses	1,079,963	437,610	177,401	1,694,327

Total expenses	9,832,945	3,771,493	1,737,327	15,341,765

Net (loss) for the period before minority interests
	(9,832,945)	(3,771,493)	(1,737,327)	(15,341,765)

Minority interest in loss for the period	431,111	-	-	431,111

Net (loss) for the period	$(9,401,834)	$(3,771,493)	(1,737,327)	$(14,910,654)

Other comprehensive income (loss)
Foreign currency translation	(14,703)	-	-	(14,703)

Comprehensive (loss)	$(9,416,537)	$(3,771,493)	(1,737,327)	$(14,925,357)
	============	============	============	===========

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$(0.27)	$(0.15)	(0.08)
	============	============	============

Weighted average number of common stock outstanding
	34,808,816	24,599,234	22,106,042
	============	============	============

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-3

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

				Exploration stage through July 31, 2006
	Years Ended July 31
	2006	2005	2004

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(9,401,834)	$(3,771,493)	(1,737,327)	$(14,910,654)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	1,068,142	572,650	276,705	1,917,497
Stock issued / allotted for services and licenses	255,000	500,000	614,000	1,369,000
Amortization of fixed assets	77,980	25,634	647	104,261
Minority interest in net loss	(431,111)	-	-	(431,111)
Loss on disposition of fixed assets	3,300	-	-	3,300
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	24,585	(59,940)	(56,106)	(91,461)
Deposit receivable	(250,000)	-	-	(250,000)
Accounts payable and accrued liabilities	437,328	(61,532)	357,514	733,310

Net cash and cash equivalent from (used in) operating activities
	(8,216,610)	(2,794,681)	(544,567)	(11,555,858)

Cash and cash equivalent from (used in) investing activities:

Advance from (to) joint venture company	-	500,000	(500,000)	-
Advances on license acquisitions	-	-	-	-
Purchase of capital assets	(287,077)	(302,408)	(9,255)	(598,740)

Net cash and cash equivalent from (used in) investing activities
	(287,077)	197,592	(509,255)	(598,740)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	100	-	-	100
Options exercised	573,000	-	-	573,000
Warrants exercised	2,969,332	620,000	-	3,589,332
Subscriptions received	3,242,325	3,535,805	1,327,254	8,105,384
Finders' fees paid in respect of private placements	(110,838)	-	-	(110,838)
Contributions attributable to minority interests	431,111	-	-	431,111

Net cash and cash equivalent from financing activities	7,105,030	4,155,805	1,327,254	12,588,089

Effect of exchange rate changes on cash	(18,819)	-	-	(18,819)

Increase in cash and cash equivalent	(1,417,476)	1,558,716	273,432	414,672

Cash and cash equivalent, beginning of period	1,832,171	273,455	23	23

Cash and cash equivalent, end of period	$414,695	$1,832,171	273,455	$414,695
	============	============	===========	============

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-4

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders' Equity

Balance July 31, 2002	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ 2,362	$ 59,008	$ -	$ (109,417)	$ (26,504)
Capital contributed by shareholder	-	-	-	-	-	-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-	-	-	-	-	-	(6,471)	-	-	(6,471)
Net income for the year	-	-	-	-	-	-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ -	$ 55,623	$ -	$ (77,143)	$ 23
Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	-	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
200,000 Shares allotted as a finder's fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	-	190,000	-	-	-	-	190,000
Shares subscription received	-	-	-	1,327,254	-	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	-	276,705	-	-	276,705
Net loss for the year	-	-	-	-	-	-	-	-	(1,737,327)	-	(1,737,327)

Balance July 31, 2004	22,543,200	$ 22,543	$ -	$ 1,327,254	$ -	$ 190,000	$ -	$ 755,328	$ (1,737,327)	$ (77,143)	$ 480,655
			-		-
Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	-	3,535,805
Stock Based compensation	-	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818	7,337	-	(3,748,409)	-	-	-	3,741,072	-	-	-
Exercise of Warrants ($1.00)	620,000	620	-	-	-	-	-	619,380	-	-	620,000

F-5

285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	-	500,000	-	-	-	-	500,000
Net loss for the year	-	-	-	-	-	-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005	30,500,018	$ 30,500	$ -	$ 1,114,650	$ -	$ 690,000	$ -	$ 5,688,430	$ (5,508,820)	$ (77,143)	$ 1,937,617

Share subscriptions received	-	-	-	3,242,325	-	-	-	-	-	-	3,242,325
Shares allotted as finders' fees	-	-	-	-	-	287,820	-	(287,820)	-	-	-
Finders' fee paid in cash	-	-	-	-	-	-	-	(110,838)	-	-	(110,838)
Finders' fee shares issued	200,000	200	-	-	-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	-	1,068,142	-	-	1,068,142
Shares issued pursuant to subscriptions	3,456,550	3,456	-	(3,871,975)	-	-	-	3,868,519	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	2,969,332	-	-	-	-	-	-	2,969,332
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	5,175,372	5,176	-	(6,148,983)	-	-	-	6,143,807	-	-	-
Shares issued pursuant to exercise of Options	1,146,000	1,146	-	-	-	-	-	571,854	-	-	573,000
Shares issued pursuant to agreement	285,714	286		-	-	(500,000)	-	499,714	-	-	-
Preferred stock subscribed and issued	-	-	100	-	-	-	-	-	-	-	100
Minority interest in deficit recognized on license transfer	-	-	-	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(14,703)	-	(9,401,834)	-	(9,416,537)

Balance July 31, 2006	40,763,654	$ 40,764	$ 100	$ 150,000	$(2,844,651)	$ 542,820	$ (14,703)	$ 17,631,608	$(14,910,654)	$ (77,143)	$ 518,141
	========================================================================================

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

The Company has recorded the estimated site restoration costs attributable to the work completed on the mineral properties in China to July 31, 2006 (Note 6).  In the future, the Company may have additional asset retirement obligations in respect of the mineral properties in China. Under Chinese law, companies with exploration licences may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed.

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

Foreign Currency

The parent company’s operation of the Company is located in Canada.  It maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the Canadian Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

The subsidiaries’ operations of the Company are located in China, and they maintain their accounting records in Chinese Renminbi Yuan. The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities of the subsidiaries denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

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

Options issued to non-employees are recorded in accordance with the fair value recognition provisions of SFAS No. 123R, which are the same as the provisions previously followed under SFAS No. 123.

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

4. FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2006	July 31, 2005

Computer equipment	$87,968	$41,444
Computer software	46,415	10,264
Field equipment	141,567	32,752
Leasehold improvements	8,409	8,264
Office furniture and equipment	61,152	21,583
Vehicles	254,769	197,356

	600,280	311,663
Less: Accumulated depreciation	104,985	26,281

	$495,295	$285,382
	============	============

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

6. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to July 31, 2006. The Company has recognized $82,418 in such costs to July 31, 2006, which are included in exploration expense. Accrued liabilities includes $62,750 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at July 31, 2006.

A reconciliation of the carrying value of asset retirement obligations due to environmental restoration liabilities is as follows:

Beginning balance	$-
Liabilities incurred in the current period	82,418
Liabilities settled in the current period	16,668

Ending balance	$62,750
============
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

There have been no other changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	March 29, 2007
/s/ Steven Tan Steven Tan	Director	March 29, 2007

Exhibit Index

Exhibit #		Page#
31.1	Certification under Rule 13a-14(a).	63
32.1	Certification under Section 1350.	65