Form 10-Q/A
period 2006-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-03-30
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-1

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	October 31,	July 31
	2006	2006

ASSETS

CURRENT ASSETS
Cash	$63,602	$414,695
Advances receivable from related party	-	21,292
Prepaid expenses and other	60,043	70,169
Deposit receivable (Note 3)	-	250,000

Total current assets	123,645	756,156

Fixed assets (Note 4)	520,996	495,295

Investment in Joint Venture	-	-
Mineral Property Licenses	-	-

Total assets	$644,641	$1,251,451
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payables of $124,505 (July 31, 2006 - $125,107) (Note 8)	$746,627	$425,088
Accrued liabilities including related party liabilities of $70,000 (July 31, 2006 - $65,179) (Note 8)	355,788	308,222
Loan from shareholder (Note 5)	100,000	-

Total current liabilities	1,202,415	733,310

COMMITMENTS

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 40,763,654 (July 31, 2006 - 40,763,654)	40,764	40,764
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 (July 31, 2006 - 100,000)	100	100
Subscriptions received	350,000	150,000
Promissory notes receivable for subscriptions (Note 7)	(2,844,651)	(2,844,651)
Common stock to be issued	537,620	542,820
Additional paid-in capital	17,743,474	17,631,608
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(16,281,409)	(14,910,654)
Accumulated other comprehensive income (loss)	(26,529)	(14,703)

Total stockholders' equity	(557,774)	518,141

Total liabilities and stockholder's equity	644,641	$1,251,451
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
			Exploration stage through October 31, 2006
	Three Months Ended October 31
	2006	2005

EXPENSES
Consulting	$115,462	$193,852	$2,054,909
Project finder fees	-	-	674,375
Investor relations	31,304	4,650	1,784,810
Legal and professional fees	78,803	34,814	767,206
Exploration licenses	36,354	3,058	2,616,463
Geological expenses	749,749	131,869	3,415,105
Amortization	24,935	12,392	129,196
Salaries and benefits	117,555	97,372	697,678
Stock-based compensation	131,866	143,422	2,049,363
Travel	76,134	58,472	820,495
Other administrative expenses	44,933	143,328	1,739,260

Total expenses	1,407,095	823,229	16,748,860

Compensation for failed transfer of mining rights	-	186,000	-

Net (loss) for the period before minority interests
	(1,407,095)	(637,229)	(16,748,860)

Minority interest in loss for the period	36,340		467,451

Net (loss) for the period	$(1,370,755)	$(637,229)	$(16,281,409)

Other comprehensive income (loss)
Foreign currency translation	(11,826)	-	(26,529)

Comprehensive (loss)	$(1,382,581)	$(637,229)	$(16,307,938)
	=============	=============	=============

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.03)	(0.02)
	=============	=============

Weighted average number of common stock outstanding
	40,763,654	31,657,918
	=============	=============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			Exploration stage through October 31, 2006
	Three Months Ended October 31
	2006	2005

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(1,370,755)	$(637,229)	$(16,281,409)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	131,866	143,422	2,049,363
Stock issued / allotted for services and licenses	-	-	1,369,000
Amortization of fixed assets	24,935	12,392	129,196
Minority interest in net loss	(36,340)	-	(467,451)
Loss on disposition of fixed assets	381	-	3,681
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	31,418	(278,816)	(60,043)
Deposit receivable	250,000	-	-
Accounts payable and accrued liabilities	369,105	18,396	1,102,415

Net cash and cash equivalent from (used in) operating activities
	(599,390)	(741,835)	(12,155,248)

Cash and cash equivalent from (used in) investing activities:

Purchase of capital assets	(47,513)	(62,198)	(646,253)

Net cash and cash equivalent from (used in) investing activities
	(47,513)	(62,198)	(646,253)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Options exercised	-	-	573,000
Warrants exercised	-	211,750	3,589,332
Subscriptions received	200,000	202,500	8,305,384
Finders' fees in respect of private placements	(25,200)	-	(136,038)
Loans from shareholders	100,000	-	100,000
Contributions attributable to minority interests	36,340	-	467,451

Net cash and cash equivalent from financing activities	311,140	414,250	12,899,229

Effect of exchange rate changes on cash	(15,330)	-	(34,149)

Increase (decrease) in cash and cash equivalent	(351,093)	(389,783)	63,579

Cash and cash equivalent, beginning of period	414,695	1,832,171	23

Cash and cash equivalent, end of period	$63,602	$1,442,388	$63,602
	=============	=============	=============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2006	40,763,654	$ 40,764	$ 100	$ 150,000	$(2,844,651)	$ 542,820	$ (14,703)	$ 17,631,608	$(14,910,654)	$ (77,143)	$ 518,141

Share subscriptions received	-	-	-	200,000	-	-	-	-	-	-	200,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(25,200)	-	-	(25,200)
Stock-based compensation	-	-	-	-	-	-	-	131,866	-	-	131,866
Net loss for the period	-	-	-	-	-	-	(11,826)	-	(1,370,755)	-	(1,382,581)

Balance October 31, 2006	40,763,654	$ 40,764	$ 100	$ 350,000	$(2,844,651)	$ 537,620	$ (26,529)	$ 17,743,474	$(16,281,409)	$ (77,143)	$ (557,774)
	========	=======	======	=========	=========	========	==========	========	=========	========	=========

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

4. FIXED ASSETS

Fixed assets consist of the following:

	October 31, 2006	July 31, 2006

Computer equipment	$88,425	$87,968
Computer software	49,748	46,415
Field equipment	142,181	141,567
Leasehold improvements	18,932	8,409
Office furniture and equipment	94,704	61,152
Vehicles	257,611	254,769

	651,601	600,280
Less: Accumulated depreciation	130,605	104,985

	$520,996	$495,295
	============	===========

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

5. LOAN FROM SHAREHOLDER

The loan from a shareholder does not bear interest and has no stated terms of repayment.

6. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to October 31, 2006. The Company has recognized $103,631 in such costs since commencement of operations, which are included in exploration expense. Accrued liabilities include $61,371 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at October 31, 2006.

A reconciliation of the carrying value of asset retirement obligations due to environmental restoration liabilities is as follows:

Beginning balance	$62,750
Liabilities incurred in the current period	21,213
Liabilities settled in the current period	22,592

Ending balance	$61,371
==========

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

The Company has agreed to pay shares and warrants valued at $9,800 to a relative of a director as finders’ fees, which are included in the finders’ fees as more fully described in note 7.

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

Exploration, property evaluation and holding costs

We are committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which 2,955,500 was contributed by October 31, 2006.  In addition, the Company is committed to contribute a total of at least $1,500,000 to the Mangshi Joint Venture by December 31, 2006 which $1,447,490 was contributed by October 31, 2006.  This contribution is used for the ongoing geological testing described above under “Exploration Progress and Future Plans for Mangshi Property.”  At this preliminary stage, it is difficult to estimate whether the exploration costs will exceed the Company’s total capital commitments required under the joint venture agreements.

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