Form 10-Q
period 2007-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-06-14
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended April 30, 2007

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0351859
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Suite 550 1055 West Hastings St. Vancouver, BC	V6E 2E9
(Address of Principal Executive Offices)	(Zip Code)
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

Yes        No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 14, 2007
Common Stock, $0.001 par value	49,541,490

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	April 30	July 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$1,617,698	$414,695
Advances receivable from related party	-	21,292
Prepaid expenses and other	55,868	70,169
Deposit receivable (Note 4)	-	250,000

Total current assets	1,673,566	756,156

Fixed assets (Note 5)	500,111	495,295

Total assets	$2,173,677	$1,251,451
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payables of $126,307 (July 31, 2006 - $125,107) (Note 9)	$838,426	$425,088
Accrued liabilities including related party liabilities of $133,581 (July 31, 2006 - $65,179) (Note 9)	662,488	308,222
Loans from shareholders (Note 6)	762,578	-

Total current liabilities	2,263,492	733,310

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 38,791,490 (July 31, 2006 - 40,763,654)	38,792	40,764
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding 100,000 Series "A" (July 31, 2006 - 100,000)	100	100
Subscriptions received	1,920,000	150,000
Promissory notes receivable for subscriptions	-	(2,844,651)
Common stock to be issued	537,620	542,820
Additional paid-in capital	15,281,510	17,631,608
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(17,764,150)	(14,910,654)
Accumulated other comprehensive income (loss)	(26,544)	(14,703)

Total stockholders' equity	(89,815)	518,141

Total liabilities and stockholder's equity	$2,173,677	$1,251,451
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements. 3

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
					Exploration stage through April 30, 2007
	Three Months Ended April 30		Nine Months Ended April 30
	2007	2006	2007	2006

EXPENSES
Consulting	$78,400	$237,608	$239,285	$754,860	$2,178,732
Project finder fees	-	-	-	-	674,375
Investor relations	2,336	1,467,661	34,921	1,612,662	1,788,427
Legal and professional fees	147,117	18,584	235,840	188,623	924,243
Exploration licenses	1,428	95,909	4,180	844,245	2,153,178
Geological expenses	231,893	739,824	1,286,970	1,346,748	3,952,326
Amortization	25,701	23,846	74,546	55,425	178,807
Salaries and benefits	98,206	84,225	328,788	220,020	908,911
Stock-based compensation	89,263	91,196	341,252	569,830	2,258,749
Travel	51,099	114,897	157,398	306,585	901,759
Other administrative expenses	69,066	77,162	150,316	297,285	1,844,643

Total expenses	794,509	2,950,912	2,853,496	6,196,283	17,764,150

Net (loss) for the period
	(794,509)	(2,950,912)	(2,853,496)	(6,196,283)	(17,764,150)

Other comprehensive income (loss)
Foreign currency translation	(14,619)	-	(11,841)	-	(26,544)

Comprehensive (loss)	$(809,128)	$(2,950,912)	$(2,865,337)	$(6,196,283)	$(17,790,694)
	==========	==========	==========	==========	============

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.02)	(0.08)	(0.07)	(0.19)
	==========	==========	==========	==========	============

Weighted average number of common stock outstanding
	37,027,683	35,668,962	39,545,700	33,349,684
	==========	==========	==========	==========	============

The accompanying notes to the consolidated financial statements are an integral part of these statements. 4

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
					Exploration stage through April 30, 2007
	Three Months Ended April 30		Nine Months Ended April 30
	2007	2006	2007	2006

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(794,509)	$(2,950,912)	$(2,853,496)	$(6,196,283)	$(17,764,150)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	89,263	91,196	341,252	569,830	2,258,749
Stock issued / allotted for services and licenses	-	-	-	255,000	1,369,000
Amortization of fixed assets	25,701	23,846	74,546	55,425	178,807
Imputed interest on loans from shareholders	13,329		13,329		13,329
Loss on disposition of fixed assets	3	-	389	-	3,689
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(3,318)	882,603	35,593	(99,164)	(55,868)
Deposit receivable	-	(500,000)	250,000	(500,000)	-
Accounts payable and accrued liabilities	185,809	(93,419)	767,604	(115,625)	1,500,914

Net cash and cash equivalent from (used in) operating activities
	(483,722)	(2,546,686)	(1,370,783)	(6,030,817)	(12,495,530)

Cash and cash equivalent from (used in) investing activities:

Purchase of capital assets	(21,476)	(16,829)	(68,989)	(219,855)	(667,729)

Net cash and cash equivalent from (used in) investing activities
	(21,476)	(16,829)	(68,989)	(219,855)	(667,729)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	-	100	100
Options exercised	-	173,000	-	573,000	573,000
Warrants exercised	-	1,875,675	-	2,960,435	3,589,332
Subscriptions received	1,900,000	1,799,200	2,120,000	3,092,325	10,225,384
Finders' fees in respect of private placements	(190,000)	(83,030)	(217,200)	(110,838)	(328,038)
Loans from shareholders	239,849	-	762,578	-	762,578

Net cash and cash equivalent from financing activities	1,949,849	3,764,845	2,665,378	6,515,022	14,822,356

Effect of exchange rate changes on cash	(17,622)	-	(22,603)	-	(41,422)

Increase (decrease) in cash and cash equivalent	1,427,029	1,201,330	1,203,003	264,350	1,617,675

Cash and cash equivalent, beginning of period	190,669	895,191	414,695	1,832,171	23

Cash and cash equivalent, end of period	$1,617,698	$2,096,521	$1,617,698	$2,096,521	$1,617,698
	==========	==========	==========	==========	============

The accompanying notes to the consolidated financial statements are an integral part of these statements. 5

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2006	40,763,654	$ 40,764	$ 100	$ 150,000	$(2,844,651)	$ 542,820	$ (14,703)	$ 17,631,608	$(14,910,654)	$ (77,143)	$ 518,141

Share subscriptions received	-	-	-	200,000	-	-	-	-	-	-	200,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(25,200)	-	-	(25,200)
Stock-based compensation	-	-	-	-	-	-	-	131,866	-	-	131,866
Net loss for the period	-	-	-	-	-	-	(11,826)	-	(1,370,755)	-	(1,382,581)

Balance October 31, 2006	40,763,654	$ 40,764	$ 100	$ 350,000	$(2,844,651)	$ 537,620	$ (26,529)	$ 17,743,474	$(16,281,409)	$ (77,143)	$ (557,774)

Share subscriptions received	-	-	-	20,000	-	-	-	-	-	-	20,000
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(2,000)	-	-	(2,000)
Stock-based compensation	-	-	-	-	-	-	-	120,123	-	-	120,123
Shares issued pursuant to subscriptions	350,000	350	-	(350,000)	-	-	-	349,650	-	-	-
Promissory notes cancelled	(2,322,164)	(2,322)			2,844,651			(2,842,329)			-
Net loss for the period	-	-	-	-	-	-	14,604	-	(688,232)	-	(673,628)

Balance January 31, 2007	38,791,490	$ 38,792	$ 100	$ 20,000	$ -	$ 537,620	$ (11,925)	$ 15,368,918	$(16,969,641)	$ (77,143)	$ (1,093,279)

Share subscriptions received	-	-	-	1,900,000	-	-	-	-	-	-	1,900,000
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(190,000)	-	-	(190,000)
Stock-based compensation	-	-	-	-	-	-	-	89,263	-	-	89,263
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	13,329	-	-	13,329
Net loss for the period	-	-	-	-	-	-	(14,619)	-	(794,509)	-	(809,128)

Balance April 30, 2007	38,791,490	$ 38,792	$ 100	$ 1,920,000	$ -	$ 537,620	$ (26,544)	$ 15,281,510	$(17,764,150)	$ (77,143)	$ (89,815)
	============================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these statements. 6

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2006 audited financial statements and notes thereto.

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

There were various other accounting standards and interpretations issued during 2006 and to April 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced net losses from operations since the inception of the exploration stage amounting to $17,764,150 as of April 30, 2007.  At April 30, 2007 the Company had a total

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

of $1,617,698 in cash, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. RESTATED AMOUNTS

The Company has restated certain amounts in the statements of operations and cash flows for previous periods to give retroactive effect to correction of an error. The error was in the accounting for in-kind contributions by the minority interest shareholder of the Company’s subsidiaries. The Company’s previous treatment was to recognize a contribution attributable to the minority interest at the same time as the Company made cash contributions, thereby equating the contributions by the parties to their proportionate interests in the subsidiaries and recognizing an amount for the value of the exploration licenses contributed by the minority shareholder. This was determined to be in error. The Company has corrected the error by restating financial statements of the affected periods to not recognize contributions by the minority interest.

The error correction results in the restatement of the following amounts in the comparative figures for the periods ending April 30, 2006:

	Three months ended April 30, 2006		Nine months ended April 30, 2006
	As previously stated	As restated	As previously stated	As restated

STATEMENTS OF OPERATIONS
Exploration licenses expense	195,909	95,909	1,236,467	844,245
Minority interest in net loss	123,681	0	358,038	0
Net loss for the period	2,927,231	2,950,912	6,230,467	6,196,283

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

STATEMENTS OF CASH FLOWS
Minority interest in net loss	123,681	0	358,038	0
Contributions attributable to minority interest	100,000	0	392,222	0

The total effect on net loss for the three months ended April 30, 2006 is an increase in net loss of $23,681. The total effect on net loss for the nine months ended April 30, 2006 is an increase in net loss of $23,681.

Unrelated to the error correction, the Company has also reclassified certain of the comparative figures in the statements of operations to conform to the presentation of the current year.

4. DEPOSIT RECEIVABLE

The Company has a deposit receivable in respect of an option to purchase a 30% interest in a rutile titanium property in central China. Under the Term Sheet Agreement, $500,000 was paid by the Company to the property owner on agreement execution, refundable in the event Magnus determines not to proceed. The Company had a 90 day due diligence period from the date of execution of the Agreement allowing the Company not to proceed if the property was deemed by the Company’s geology staff not to be economically viable. The Company has determined the property is not economically viable, and gave notice within the 90 day period that the Company would not proceed. The property owner has given verbal assurances of intention to refund the deposit but has delayed repayment for several months. During the nine months ended April 30, 2007 the Company received $300,000 of the deposit refund. The Company has provided an allowance of $200,000 in case the deposit refund is not received in full.

5. FIXED ASSETS

Fixed assets consist of the following:

	April 30, 2007	July 31, 2006

Computer equipment	$89,370	$87,968
Computer software	49,748	46,415
Field equipment	143,453	141,567
Leasehold improvements	40,603	8,409
Office furniture and equipment	95,075	61,152
Vehicles	263,498	254,769

	681,747	600,280
Less: Accumulated depreciation	181,636	104,985

	$500,111	$495,295
	============	============

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

6. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest and have no stated terms of repayment. The Company has recognized imputed interest in the amount of $13,329 on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

7. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to April 30, 2007. The Company has recognized $105,034 in such costs since commencement of operations, which are included in exploration expense. Accrued liabilities include $62,774 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at April 30, 2007.

A reconciliation of the carrying value of asset retirement obligations due to environmental restoration liabilities is as follows:

Beginning balance	$62,750
Liabilities incurred in the nine months ended April 30, 2007	22,616
Liabilities settled in the nine months ended April 30, 2007	22,592

Ending balance	$62,774
========

8. COMMON STOCK

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
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

During the nine months ended April 30, 2007, the Company received $200,000 in payments in connection with a private placement of 350,000 units at a price of $1.00 per Unit for total proceeds of $350,000, the first $150,000 of which was received in the year ended July 31, 2006.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $2.00 per share with an expiry date of two years from the date of issuance of the Warrants. On December 1, 2006 the Company issued 350,000 common shares pursuant to the private placement.

During the nine months ended April 30, 2007 the Company received $20,000 in payments in connection with a private placement of 40,000 units at a price of $0.50 per Unit for total proceeds of $20,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.00 per share with an expiry date of two years from the date of issuance of the Warrants.

During the nine months ended April 30, 2007 the Company received $1,900,000 in payments in connection with a private placement of 4,750,000 units at a price of $0.40 per Unit for total proceeds of $1,900,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $0.80 per share with an expiry date of two years from the date of issuance of the Warrants.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its recent private placements.  Individuals who have successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. During the nine months ended April 30, 2007 the Company has allotted 9,800 Units as finders’ fees, with each Unit valued at the same price as the Units placed.

The Company has agreed to pay certain individuals a 10% finder’s fee in cash for assisting the Company in raising funds in connection with its private placements. The Company paid $215,200 in cash in the nine months ended April 30, 2007 to two individuals as finders’ fees in respect of private placements and has accrued a liability for an additional $2,000 in finders’ fees.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

9. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the nine months ended April 30, 2007, the Company accrued $90,000 (2006 - $90,000) to the chief executive officer of the Company for consulting services rendered. As at April 30, 2007, $110,000 is payable to the chief executive officer of the Company for consulting services rendered (April 30, 2006 - $Nil).

At January 31, 2007 the Company has an account payable of $126,307 (July 31, 2006 - $ 123,602) for reimbursement of costs paid by a company controlled by the chief executive officer for third-party investor relations services provided to the Company in the previous year.

During the nine months ended April 30, 2007, the Company accrued $23,581 for consulting services rendered by a relative of a director of the Company, which remains payable at April 30, 2007.

The Company has agreed to pay shares and warrants valued at $9,800 to a relative of a director as finders’ fees, which are included in the finders’ fees as more fully described in note 8.

10. STOCK-BASED COMPENSATION

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

A summary of the Company’s stock option activities is presented below:

	Employee/ Director	Non employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.23	0.64	3,243,630
Options granted:	-	-	-	-	-
Options exercised:	-	-	-	-	-
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(215,223)	1.13	0.59	(433,014)

Options Outstanding, April 30, 2007	1,314,723	3,024,777	1.13	0.59	$2,579,450
	===========	===========			===========

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted
				Average Exercise	Aggregate Intrinsic
	High	Low	of Shares	Price	Value

Vested at April 30
2007 and earlier	3.50	0.50	3,839,707	1.04	2,127,243
Remainder of year
ending July 31, 2007	2.59	1.60	84,176	1.76	76,541
2008	2.59	1.60	318,648	1.77	287,208
2009	2.59	1.70	96,969	1.85	88,458

			4,339,500		$2,579,450
			===========		===========

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant date fair value

Non-vested options outstanding, July 31, 2006	1,327,694	$768,375	0.60
Non-vested options outstanding, April 30, 2007	499,793	$889,642	1.78
Options vested in nine months ended April 30, 2007	340,444	$317,602	0.93

If not previously exercised or canceled, options outstanding at April 30, 2007 will expire as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Range of Exercise Prices		Number	Weighted average
	High	Low	of Shares	exercise price

Expiry Date
Year Ending July 31,
2008	3.50	1.60	655,556	2.40
2009	0.50	0.50	2,528,000	0.50
2010	1.60	1.60	130,000	1.60
2012	2.59	1.70	1,025,944	1.84

			4,339,500
			===========

11.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The Company had no income tax expense during the reported periods due to net operating losses. The Company’s tax asset recognized in the financial statements is $Nil at April 30, 2007 (July 31, 2006 - $ Nil) due to offsetting valuation allowances.

12. SUBSEQUENT EVENTS

On May 1, 2007, the Company entered into and closed a share purchase agreement by which the Company acquired all of the issued and outstanding shares in the capital of African Mineral Fields Inc. (“AMF”), a company incorporated under the laws of the British Virgin Islands.  In exchange, the shareholders of AMF received six million shares of common stock of the Company and are to receive two million Series “B” preferred shares.

Through the acquisition of African Mineral Fields Inc., Magnus has acquired a 100% interest in two gold projects, Lugazi and Mubende, and an exclusive option to acquire 100% interest in a further two gold properties, Mwerusandu and Mitoma, in Uganda.

Concurrent with the AMF acquisition, the Company designated 200,000 of its authorized preferred shares as Series “B” Preferred Shares. The Series “B” Preferred Shares are non-voting, are not entitled to dividends and will not participate in distribution in the event of liquidation of the Company. The Series “B” Preferred Shares will be convertible into Common shares of the Company on the following basis:
  3,000 Series “B” Preferred Shares will convert into 30,000 common shares for each 30,000 gold equivalent ounces of inferred resource developed on the AMF properties,
  3,000 Series “B” Preferred Shares will convert into 30,000 common shares for each 30,000 gold equivalent ounces of measured and indicated resource developed on the AMF properties, and
  3,000 Series “B” Preferred Shares will convert into 30,000 common shares for each 30,000 gold equivalent ounces of proven reserve developed on the AMF properties.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

On May 12, 2007, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with its Chinese joint venture partner.  Pursuant to the Modification Agreement, the Company, which currently holds a 90% interest in Yunnan Longteng Mining Co., Ltd. (“Longteng”) and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”), will obtain the remaining 10% interest in Longteng from the Chinese joint venture partner in exchange for transferring the Company’s 90% interest in Western to the Chinese joint venture partner as well as the payment of 1 million RMB (approximately US$130,000) to Team 209 for previous services provided to Longteng and Western and payment of all the liabilities of Western within 10 days after all documents submitted to governmental departments receive approval.

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

Overview

Magnus International Resources Inc. specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects. Magnus is currently focused on gold projects in China and Africa.  Magnus had a 90% interest in two Sino-foreign joint venture exploration projects, Huidong and Mangshi.as at April 30, 2007, and on May 12, 2007 entered an Agreement for Modification of Joint Venture Rights & Interests as described under Subsequent Events below.  Once all the terms of the agreement are met Magnus will have a 100% interest in one joint venture in China.

Through the acquisition of African Mineral Fields Inc., effective May 1, 2007, Magnus intends to acquire a newly-established subsidiary, which has an exclusive option to acquire 100% interests in four exploration projects in Uganda.

We are incorporated under the laws of the State of Nevada, USA on April 4, 2001 and have a July 31 fiscal year end. The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office
1055 West Hastings St Street, Suite 550 Vancouver, BC Canada V6E 2E9 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada, 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province 650031, People’s Republic of China Tel: 86--871--3642422 Fax: 86- 871- 3642420	1 Berkeley St. London, United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100

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

The operations of the joint venture company are managed under the control of Magnus.  Magnus is to contribute $5,000,000 as an equity investment into Long Teng Mining in the 3-5 years following execution of the JV Agreement and Team 209 is responsible for transferring certain gold and copper exploration permits for the Properties to Long Teng Mining. Upon full capital contributions by Magnus and the transfer of the exploration permits by Team 209, Magnus will own 90% and Team 209 will own 10% of Long Teng Mining.

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

As of April 30, 2007, Magnus had made $3,334,979 in capital contributions to Long Teng Mining.

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

The terms of the Mangshi Joint Venture will require the Company to expend, through its sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly two years from the date of signing the Letter Agreement. The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, will require the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006; and an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company. Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209.

As of April 30 2007, Magnus had contributed $1,500,470 to Yunnan Western Mining.

Other Projects

The Company actively investigates other areas in search of additional properties and additional joint venture opportunities.

Employees

As of April 30, 2007, the Company had 5 full-time employees (over and above its directors, officers and consultants), employed at the Company’s office in Vancouver, British Columbia (three in an administrative capacity, one as a bookkeeper and one in investor relations). The Company uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

Transactions with Related Parties / Subsequent Events

Completion of Acquisition of African Mineral Fields

Effective as of May 1, 2007, Magnus International Resources Inc. (the “Company”), entered into and closed a share purchase agreement (the “Agreement”), with Magnus International Holdings (BVI) Inc., African Mineral Fields Inc. (“AMF”), Peter Chen, Gavin Conway, Flemish Investments Limited, Michael Raven, Glenda Taufen, Excel Capital Corp., Emerson Capital Corp., Michael Tan and East African Mineral Resources, with respect to the acquisition by Magnus International Holdings (BVI) Inc. of all of the issued and outstanding shares in the capital of AMF.  In exchange, the shareholders of AMF received six million shares of common stock of the Company and have received 200,000 Series “B” preferred shares (convertible into two million shares of common stock of the Company upon certain mineral resource and reserves being established on the Company’s Ugandan properties) all in accordance with the Schedule “A” attached to the Agreement.

Graham Taylor, the President and CEO of Magnus, has indirect control over Emerson Capital Corp. and Excel Capital Corp. through an indirect power to appoint directors. Under the acquisition of African Mineral Fields by Magnus, each of Emerson Capital Corp. and Excel Capital Corp. received 1,400,000 Magnus common shares and 42,500 Magnus Series “B” preferred shares in exchange for the shares of African Mineral Fields held by it.

Through the acquisition of African Mineral Fields Inc., Magnus has acquired a 100% interest in two exploration projects, Lugazi and Mubende, and an exclusive option to acquire a 100% interest in an additional two exploration properties, Mwerusandu and Mitoma, in Uganda.

African Mineral Fields’ four properties encompass a total of 2,155.82 sq. km and 16 licenses. An airborne magnetic and radiometric survey has just been completed on the Lugazi property and AMF anticipates commencing 5,000 metres of drilling, at depths of 50 to 250 metres, on 4 initial gold targets by July 2007.

The 4 initial planned drill targets comprise:

 - a 3 km long gold-in-soil and magnetic anomaly at Lugazi

 - a scorodite rich quartzite zone at the Mwerusandu project where visible gold was observed

 - two main soil anomalies at the Mitoma project.

The highly experienced exploration team of Magnus’ joint venture partner, East African Mineral Resources (“EAMR”), commenced exploration activities in Uganda in early 2004. EAMR completed systematic geological and surface geochemical investigations in Uganda, focusing attention on major fault and structural zones that appear to contain world-class gold deposit locations in the adjacent countries of Democratic Republic of Congo (“DRC”) and Tanzania. Those efforts generated the four projects acquired by AMF. AMF started funding the exploration activities in May 2006. It has advanced the projects significantly since that time as well as adding a new exploration license, covering 471 square km, to the Lugazi project.

The Company expects to begin a drill program within the next several months. We are encouraged by the recent results at the Lugazi property identifying a significant 300 – 700m wide gold-in-soil anomaly more than 3 km long that is coincident with the southern margin of a magnetic zone, identified from the latest geophysics survey. In addition, 2 of the 3 major gold geochemical anomalies at Mitoma are being readied for drilling while the zone at Mwerusandu, where trenching identified a quartz outcrop with 20.4 grams per tonne of gold over 3.5m, is also being prepared.

Mwerusandu and Mitoma are located in the Karagwe-Ankolean Belt, believed to be the northern extension of the Kibaran gold belt. The Kibaran is an important metallogenic province hosting major gold, tin, tungsten, nickel and platinum deposits. The 400km wide belt is 1,500km long, trending north-northeastwards and originates in the Katanga region of southern Democratic Republic of Congo (“DRC”). In eastern DRC, the Kibaran hosts Banro Corporation’s recent gold discoveries at Namoya and Twangiza where a significant inferred resource has been announced. As the Kibaran belt passes through Rwanda and into south western Uganda, the name changes to the Karagwe-Ankolean Belt. This prospective tin-tungsten-gold terrain has seen only limited modern exploration to date.

AMF’s two other projects, Lugazi and Mubende, are also located in prospective and under-explored areas. Both projects are hosted by Precambrian meta-sedimentary and volcanic sequences of the Buganda-Toro System and granite gneisses, with younger intrusive granitoids. The Lugazi project has been developed to drill-ready stage through detailed soil geochemistry, airborne magnetics and radiometrics, and ground EM surveys. The Mubende project is surrounded by abundant gold and tungsten occurrences and small-scale gold alluvial workings.

For further information please refer to the Company's filings with the SEC on EDGAR or refer to Magnus' website at www.magnusresources.com.

Agreement for Modification of Joint Venture Rights & Interests

On May 12, 2007, Magnus International Resources Inc. (the “Company”), entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with its Chinese joint venture partner, Geological Team 209 of Nuclear Industry of Yunnan, China (“Team 209”).  Pursuant to

the Modification Agreement, the Company, which currently holds a 90% interest in Yunnan Long Teng Mining Co., Ltd. (“Long Teng”) (Long Teng owns the exploration rights to the Huidong Property) and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”) (Western owns the exploration rights to the Mangshi Property), may obtain the remaining 10% interest in Long Teng from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209 as well as the payment of 1 million RMB (approximately US$130,000) to Team 209 for previous services provided to Long Teng and Western within 10 days after all documents submitted to governmental departments receive approval.  In addition Magnus became responsible for all of the debts of both ventures.

For further information please refer to the Company's filings with the SEC on EDGAR or refer to Magnus' website at www.magnusresources.com.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Canada, Uganda and China, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

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

The Company believes that it is and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in China and in Uganda.  There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations.

Environmental Regulation

The Company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment in North America, Uganda and China. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations.

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

The Company’s exploration work in China results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to April 30, 2007. The company has paid $42,260 in compensation to April 30, 2007 and has accrued an additional $62,774.

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

Outlook

Mineral prices rose steadily during our last fiscal year. At April 30, 2006, the price of gold was $651.60 per ounce compared to $678.00 at April 30, 2007, representing an increase of approximately 14%. Similarly, the value of copper and the value of silver both increased during the same period. Management believes that this trend will continue, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

At April 30, 2007, the Company had interests in two properties that might contain mineralized material (see “Description of Business - Joint Venture Properties”, above).

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $589,926 at April 30, 2007.

The Company’s wholly-owned subsidiary, African Mineral Fields, is a party to property option agreements dated May 8, 2006 with East African Mineral Resources and Flemish Investments (collectively, “EAMR”) with respect to the Mwerusandu and Mitoma Properties.  Under the agreements, the Company’s total cash requirements are $4,280,000, comprised of option payments to EAMR in the aggregate amount of $280,000 ($45,000 with respect to the Mwerusandu Property and $235,000 with respect to the Mitoma Property) and exploration expenditure commitments on the properties in the aggregate amount of $4,000,000 ($2,000,000 on each property). All of the option payments have been made in full.  With respect to the exploration expenditure commitments, Magnus has made $350,000 in expenditures on each of the properties to date (an aggregate of $700,000 in expenditures), and is required to make exploration expenditures on each property of an additional $650,000 on or before May 8, 2008 and aggregate exploration expenditures on each property of $2,000,000 on or before May 8, 2009.

The Company will need to raise additional funds through private placements in order to meet its future investment requirements in the above projects.  While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future.  Management believes, however, that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company's consolidated net loss for the three months ended April 30, 2007 was $794,509 or $0.02 per share compared to the consolidated net loss for the corresponding period in the previous year of $2,950,912 or $0.08 per share for a net decrease of $2,156,403.  The largest expense was related to the cost of exploration of the properties in China (see “Joint Venture Agreements”). . The second largest expense was professional fees.

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on our two Chinese properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

We are committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which $3,334,979 was contributed by April 30, 2007.  In addition, the Company is committed to contribute a total of at least $1,500,000 to the Mangshi Joint Venture by December 31, 2006 which $1,500,470 was contributed by April 30, 2007.  However, since we have entered into the Agreement for Modification of Joint Venture Rights & Interests with Team 209, we will no longer be subject to the joint venture capital contribution requirements if all documents submitted to governmental departments receive approval.

We incurred exploration licenses expense of $1,428 and geological expenses of $231,893 in the three months ended April 30, 2007 compared to $95,909 and $739,824 respectively in the corresponding period in the previous year. The decrease of $602,412 is due to decreased exploration activity on the two projects in China while we assessed drill results, planned further drilling targets and assessed viability of the projects.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $71,402 in the current quarter compared to $1,544,823 in the corresponding period in the previous year, representing a decrease of $1,473,421. The  decrease is due to non-recurrence of expenses incurred in the previous year associated with an investor relations program and business development costs related to the joint ventures in China. Also included are miscellaneous office expenses.

Consulting expenses

Consulting expenses were $78,400 in the current quarter compared to $237,608 in the corresponding period in the previous year. The decrease of $159,208 is due to termination of the contracts of some consultants and reduction in others as a result of decreased exploration activity.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $483,772 in the current quarter compared to cash uses of $2,546,686 in the corresponding period in the previous year. The decrease of $2,062,914 can be attributed to the decrease in operation expenses as described above.

Financing Activities

The Company received cash from financing activities of $1,949,849 in the current quarter compared to $3,764,845 in the previous year.

As of April 30, 2007, the Company has received payment for subscriptions to purchase 4,750,000 units (each a “Unit”) of the Company at a price of $.40 per Unit for total proceeds of $1,900,000.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant (each a “Warrant”).  Each whole Warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $.80 per share with an expiry date of two years from the date of issuance of the Warrants.  The shares were issued on May 3, 2007.

Liquidity and Capital Resources

At April 30, 2007, the Company's total assets were $ 2,173,677 as compared to $1,251,451 at July 31, 2006. Long-term liabilities as of April 30, 2007 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $589,926 at April 30, 2007.  The Company has received payment for additional subscriptions to purchase 4,750,000 units of the Company (see above under “Financing Activities”) to April 30, 2007, and intends to do additional financings in the future.

As of May 28, 2007 the company has received no-interest loans from various shareholders in the amount of $762,578. The Company has recognized imputed interest of $13,329 on these loans. The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, investor relations and operations.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $17,764,150 as of April 30, 2007.  As of April 30, 2007, the Company had a total of $1,617,698 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the past the Chinese Renminbi yuan (“RMB”) has been informally pegged to the USD.  Since July 2005 China has adopted a more flexible exchange rate system. As RMB is used for expenditures by Magnus and its subsidiaries in conducting their operations in China, the fluctuation of exchange rates of RMB may have positive or negative impacts on the results of operations of the Company. Since July 2005 the RMB has been allowed to rise 7% (from $0.1208 to $0.1298). Should the RMB continue to slowly appreciate against the US dollar, the costs of services related to our exploration in China can be expected to increase.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended April 30, 2007, the Company had an operating loss of $794,509.  At April 30, 2007, the Company had a working capital deficiency of $589,926. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Mr. Taylor currently devotes 75 % of his time to Magnus 20 % to Australian Mineral Fields, and 5 % to Arcview Entertainment.  As Mr. Taylor focuses a large part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2007, the Company issued 6 million shares of common stock to 9 individuals/entities in connection with the Share Purchase Agreement entered into among the Company, Magnus BVI, AMF, Peter Chen, Gavin Conway, Flemish Investments Limited, Michael Raven, Glenda Taufen, Excel Capital Corp., Emerson Capital Corp., Michael Tan and East African Mineral Resources as discussed in Item 1.01.  The Company believes that such issuance is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as well as Regulation S promulgated under the Act.

In addition, on May 3, 2007, the Company issued 4,750,000 units (each a “Unit”) to 9 individuals/entities due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $1,900,000 which had been received prior to April 30, 2007.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.80 per warrant share until May 3, 2009.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States.  A copy of the Company’s Private Placement Subscription Agreement is attached hereto as Exhibit 10.2.

In connection with Company’s private placement offering of Units at $0.40 per Unit, the Company entered into a Registration Rights Agreement with each investor, whereby the Company agreed to file a registration statement registering the shares of common stock of the Company issued as part of the Unit as well as the shares of common stock of the Company issuable upon the exercise of the warrants.  A copy of the Registration Rights Agreement is attached as Schedule “B” to the Company’s Private Placement Subscription Agreement, which is attached hereto as Exhibit 10.2.

In connection with the closing of the private placement offering at $0.40 on May 3, 2007, the Company paid a finder’s fee in cash in the amount of $190,000.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

Item. 3 Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

     (a)     Exhibit List

10.1*	Share Purchase Agreement between the Company, Magnus International Holdings (BVI) Inc., African Mineral Fields Inc., Peter Chen, Gavin Conway, Flemish Investments Limited, Michael Raven, Glenda Taufen, Excel Capital Corp., Emerson Capital Corp., Michael Tan and East African Mineral Resources, dated May 1, 2007
10.2**	Agreement for Modification of Joint Venture Rights & Interests among the Company and Geological Team 209 of Nuclear Industry of Yunnan, China, dated May 12, 2007 – English translation
31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

*      Previously filed as Exhibit 10.1 to the Form 8-K filed with the SEC on EDGAR on May 10, 2007 and incorporated herein by reference.

**    Previously filed as Exhibit 10.2 to the Form 8-K filed with the SEC on EDGAR on June 6, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14 th day of  June, 2007

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor

Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 14, 2007
/s/ Steven Tan Steven Tan	Director	June 14, 2007