Form 10-K/A
period 2006-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-07-02
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

REASON FOR AMENDMENT - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been restated to give retroactive effect to the correction of an error. In the financial statements as originally stated, the Company recognized contributions of exploration rights and licenses by the minority interest shareholder on the same schedule as the Company’s cash contributions, to reflect the value as equal to 10% of total cash and in-kind contributions to date, with an upper limit of 10% of the total contributions called for under the joint venture agreements. Because the Company has no proven or probable reserves of mineral resources on the properties, the recognized cost of the exploration licenses was expensed in the same period as the contribution was recognized. The minority interest was in turn reduced by the lesser of the minority shareholder’s proportionate share of net loss for the period and the balance of the minority interest.

In the restated financial statements presented herewith, the Company has not recognized any value for the non-cash contributions of the minority interest shareholder, as it has been determined that the value of the exploration rights and licenses is unknown, so to assign a value based on the Company’s cash contributions was erroneous. Since no minority interest is now recognized, no minority interest share of net loss is deducted in determining the net loss for the period.

The effect of the change on the financial statements is to reduce exploration licenses expense by $431,111 in the current year and reduce minority interest in net loss by the same amount. The net effect on net loss for the year is $nil. The net effect on balance sheet figures is $nil. Consequential line items on the statement of cash flows are now $nil and have been deleted.

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

The JV Agreements with Team 209 grant the Company a right to participate in the proceeds from the properties above for a term of 30 years (for Huidong) and 25 years (for Mangshi) respectively, each of which may be extended. Such proceeds, if realized, will be split at a ratio of 90/10 (90% going to the Company, 10% going to Team 209), provided certain financing schedules are met by the Company (see “Description of Business – Joint Venture Agreements”).

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

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $7,785,499 in the current fiscal year compared to cash uses of $2,794,681 in the previous year.

The increase of $4,990,818 can be attributed to the exploration and administrative increases noted above, the addition of the Mangshi Joint Venture, an employee and several consultants, and other costs (legal, accounting, etc.) associated with increased business activity.

Financing Activities

The Company received cash from financing activities of $6,673,919 in the current fiscal year compared to $4,155,805 in the previous year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Financial Statements

                                                                                                                                                          Index

Report of Independent Registered Public Accounting Firm dated November 10, 2006......................... F-1

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

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-2

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

				Exploration stage through July 31, 2006 (restated- see Note 12)
	Years Ended July 31
	2006 (restated- see Note 12)	2005	2004

EXPENSES
Consulting	$1,022,398	$582,611	334,438	$1,939,447
Finder fees	-	32,375	642,000	674,375
Investor relations (Note 11)	1,728,729	24,777		1,753,506
Legal and professional fees	397,700	146,737	143,966	688,403
Exploration licenses (Restated - Note 12)	845,066	1,303,932		2,148,998
Geological expenses	2,406,726	258,630		2,665,356
Amortization	77,980	25,634		104,261
Salaries and benefits	341,438	138,500	100,185	580,123
Stock-based compensation (Note 13)	1,068,142	572,650	276,705	1,917,497
Travel	433,692	248,037	62,632	744,361
Other administrative expenses	1,079,963	437,610	177,401	1,694,327

Total expenses	9,401,834	3,771,493	1,737,327	14,910,654

Net (loss) for the period before minority interests
	(9,832,945)	(3,771,493)	(1,737,327)	(15,341,765)

Minority interest in loss for the period	431,111	-	-	431,111

Net (loss) for the period	$(9,401,834)	$(3,771,493)	(1,737,327)	$(14,910,654)

Other comprehensive income (loss)
Foreign currency translation	(14,703)	-	-	(14,703)

Comprehensive (loss)	$(9,416,537)	$(3,771,493)	(1,737,327)	$(14,925,357)
	============	============	============	===========

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$(0.27)	$(0.15)	(0.08)
	============	============	============

Weighted average number of common stock outstanding
	34,808,816	24,599,234	22,106,042
	============	============	============

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-3

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

				Exploration stage through July 31, 2006 (restated- see Note 12)
	Years Ended July 31
	2006 (restated- see Note 12)	2005	2004

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(9,401,834)	$(3,771,493)	(1,737,327)	$(14,910,654)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	1,068,142	572,650	276,705	1,917,497
Stock issued / allotted for services and licenses	255,000	500,000	614,000	1,369,000
Amortization of fixed assets	77,980	25,634	647	104,261
Minority interest in net loss	(431,111)	-	-	(431,111)
Loss on disposition of fixed assets	3,300	-	-	3,300
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	24,585	(59,940)	(56,106)	(91,461)
Deposit receivable	(250,000)	-	-	(250,000)
Accounts payable and accrued liabilities	437,328	(61,532)	357,514	733,310

Net cash and cash equivalent from (used in) operating activities
	(7,785,499)	(2,794,681)	(544,567)	(11,124,747)

Cash and cash equivalent from (used in) investing activities:

Advance from (to) joint venture company	-	500,000	(500,000)	-
Advances on license acquisitions	-	-	-	-
Purchase of capital assets	(287,077)	(302,408)	(9,255)	(598,740)

Net cash and cash equivalent from (used in) investing activities
	(287,077)	197,592	(509,255)	(598,740)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	100	-	-	100
Options exercised	573,000	-	-	573,000
Warrants exercised	2,969,332	620,000	-	3,589,332
Subscriptions received	3,242,325	3,535,805	1,327,254	8,105,384
Finders' fees paid in respect of private placements	(110,838)	-	-	(110,838)
Contributions attributable to minority interests	431,111	-	-	431,111

Net cash and cash equivalent from financing activities	6,673,919	4,155,805	1,327,254	12,156,978

Effect of exchange rate changes on cash	(18,819)	-	-	(18,819)

Increase in cash and cash equivalent	(1,417,476)	1,558,716	273,432	414,672

Cash and cash equivalent, beginning of period	1,832,171	273,455	23	23

Cash and cash equivalent, end of period	$414,695	$1,832,171	273,455	$414,695
	============	============	===========	============

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 does not have any impact on the Company’s consolidated financial statements. SFAS No. 154 has been applied in these financial statements to the restatement of amounts due to an error correction, as described in Note 12.

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

12.  RESTATEMENT

These financial statements have been restated to give retroactive effect to the correction of an error. The error was in the accounting for in-kind contributions of exploration licenses by the minority interest shareholder of the Company’s subsidiaries. The Company’s previous treatment was to recognize a contribution attributable to the minority interest at the same time as the Company made cash contributions, thereby equating the contributions by the parties to their proportionate interests in the subsidiaries and recognizing an amount for the value of the exploration licenses contributed by the minority shareholder. Because the contribution was of exploration licenses, which are expensed, the contribution resulted in an increase in exploration license expense. This treatment was determined to be in error.

The Company has corrected the error by restating the financial statements to not recognize exploration expenses or in minority interest the incremental value for the licenses contributed by the minority shareholder above the historical cost basis of the licenses when contributed, which was $nil. The restatement affects only the figures for the year ended July 31, 2006 and cumulative for the exploration stage, as there was no minority shareholding prior to the 2006 year. The following financial statement items have been restated:

	Year ended July 31, 2006			Exploration stage through July 31, 2006

Item	As previously stated	As restated	Difference	As previously stated	As restated	Difference

Statements of Operations
Exploration licenses	$1,276,177	$845,066	$431,111	$2,580,109	$2,148,998	$431,111
Minority interest in net loss	$431,111	$Nil	$431,111	$431,111	$Nil	$431,111
Statements of Cash Flows
Minority interest in net loss (operating activities)	$431,111	$Nil	$431,111	$431,111	$Nil	$431,111
Contributions attributable to minority interest (financing activities)	$431,111	$Nil	$431,111	$431,111	$Nil	$431,111

The total effect of the restatement on net loss for the year and net loss during the exploration stage is $nil. The effects of the restatement on the Statements of Cash Flows are a reduction in cash used in operating activities and a reduction in cash from financing activities, both in the amount of $431,111.

13.  STOCK-BASED COMPENSATION

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

14.  INCOME TAXES

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

15. SEGMENTED INFORMATION

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

16. SUBSEQUENT EVENT

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of June, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 28, 2007
/s/ Steven Tan Steven Tan	Director	June 28, 2007