Form 10-K/A
period 2006-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-08-03
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-3

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

As discussed in Note 12 to the accompanying consolidated financial statements, the Company has restated its consolidated statement of operations and cash flows for the year ended July 31, 2006.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H

Denver, Colorado 80211

November 10, 2006
(except for Note 12, as to which the date is July 1, 2007)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of August, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	August 1, 2007
/s/ Steven Tan Steven Tan	Director	August 1, 2007