Form 10-Q/A
period 2006-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-08-22
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-2

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

The effect of the change on the financial statements is to reduce exploration licenses expense by $36,340 in the current period and by $467,451 for the exploration stage to October 31, 2006, and reduce minority interest in net loss by the same amounts. The net effect on net loss for the year is $nil. The net effect on balance sheet figures is $nil. Consequential line items on the statement of cash flows are now $nil and have been deleted.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
			Exploration stage through October 31, 2006 (restated - see Note 11)
	Three Months Ended October 31
	2006 (restated - see Note 11)	2005

EXPENSES
Consulting	$115,462	$193,852	$2,054,909
Project finder fees	-	-	674,375
Investor relations	31,304	4,650	1,784,810
Legal and professional fees	78,803	34,814	767,206
Exploration licenses (restated - see Note 11)	14	3,058	2,149,012
Geological expenses	749,749	131,869	3,415,105
Amortization	24,935	12,392	129,196
Salaries and benefits	117,555	97,372	697,678
Stock-based compensation	131,866	143,422	2,049,363
Travel	76,134	58,472	820,495
Other administrative expenses	44,933	143,328	1,739,260

Total expenses	1,370,755	823,229	16,281,409

Compensation for failed transfer of mining rights	-	186,000	-

Net (loss) for the period	$(1,370,755)	$(637,229)	$(16,281,409)

Other comprehensive income (loss)
Foreign currency translation	(11,826)	-	(26,529)

Comprehensive (loss)	$(1,382,581)	$(637,229)	$(16,307,938)
	=============	=============	=============

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.03)	(0.02)
	=============	=============

Weighted average number of common stock outstanding
	40,763,654	31,657,918
	=============	=============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			Exploration stage through October 31, 2006 (restated - see Note 11
	Three Months Ended October 31
	2006 (restated - see Note 11)	2005

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(1,370,755)	$(637,229)	$(16,281,409)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	131,866	143,422	2,049,363
Stock issued / allotted for services and licenses	-	-	1,369,000
Amortization of fixed assets	24,935	12,392	129,196
Loss on disposition of fixed assets	381	-	3,681
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	31,418	(278,816)	(60,043)
Deposit receivable	250,000	-	-
Accounts payable and accrued liabilities	369,105	18,396	1,102,415

Net cash and cash equivalent from (used in) operating activities
	(563,050)	(741,835)	(11,687,797)

Cash and cash equivalent from (used in) investing activities:

Purchase of capital assets	(47,513)	(62,198)	(646,253)

Net cash and cash equivalent from (used in) investing activities
	(47,513)	(62,198)	(646,253)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Options exercised	-	-	573,000
Warrants exercised	-	211,750	3,589,332
Subscriptions received	200,000	202,500	8,305,384
Finders' fees in respect of private placements	(25,200)	-	(136,038)
Loans from shareholders	100,000	-	100,000

Net cash and cash equivalent from financing activities	274,800	414,250	12,431,778

Effect of exchange rate changes on cash	(15,330)	-	(34,149)

Increase (decrease) in cash and cash equivalent	(351,093)	(389,783)	63,579

Cash and cash equivalent, beginning of period	414,695	1,832,171	23

Cash and cash equivalent, end of period	$63,602	$1,442,388	$63,602
	=============	=============	=============

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 does not have any impact on the Company’s consolidated financial statements. SFAS No. 154 has been applied in these financial statements to the restatement of amounts due to an error correction, as described in Note 11.

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

			4,779,444
			============

10.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Chinese income taxes (to the extent of its operations in China).  The Company had no income tax expense during the reported periods due to net operating losses. The Company’s tax asset recognized in the financial statements is $Nil at October 31, 2006 (2005 - $Nil) due to offsetting valuation allowances.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

11.  RESTATEMENT

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

The Company has corrected the error by restating the financial statements to not recognize in exploration expenses or in minority interest the incremental value for the licenses contributed by the minority shareholder above the historical cost basis of the licenses when contributed, which was $nil. The restatement affects only the figures for the three months ended October 31, 2006 and cumulative for the exploration stage, as there was no minority shareholding as at October 31, 2005. The following financial statement items have been restated:

	Three months ended October 31, 2006			Exploration stage through October 31, 2006

Item	As previously stated	As restated	Difference	As previously stated	As restated	Difference

Statements of Operations
Exploration licenses	$36,354	$14	$36,340	$2,616,463	$2,149,012	$467,451
Minority interest in net loss	$36,340	$Nil	$36,340	$467,451	$Nil	$467,451
Statements of Cash Flows
Minority interest in net loss (operating activities)	$36,340	$Nil	$36,340	$467,451	$Nil	$467,451
Contributions attributable to minority interest (financing activities)	$36,340	$Nil	$36,340	$467,451	$Nil	$467,451

The total effect of the restatement on net loss for the period and net loss during the exploration stage is $nil. The effects of the restatement on the Statements of Cash Flows are a reduction in cash used in operating activities and a reduction in cash from financing activities, both in the amount of $36,340 for the three months ended October 31, 2006 and $467,451 for the exploration stage through October 31, 2006.

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

Results from Operations

Summary

The Company's consolidated net loss for the three months ended October 31, 2006 was $1,370,755 or $0.03per share compared to the previous year’s consolidated net loss of $637,229 or $0.02 per share for a net increase of $733,526.  The largest expense was related to the cost of exploration of the properties in China (see “Letters of Intent and Preliminary Agreements” and “Joint Venture Agreements”). The second largest expense was related to investor relations.

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

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $563,050 in the current quarter compared to cash uses of 741,835 in the corresponding period in the previous year.

The decrease of $178,785 can be attributed to cash conservation efforts.

Financing Activities

The Company received cash from financing activities of $274,800 in the current quarter compared to $414,250 in the previous year.

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

Liquidity and Capital Resources

At October 31, 2006, the Company's total assets were $644,641 as compared to $1,251,451 at July 31, 2006. Long-term liabilities as of October 31, 2006 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $1,078,770 at October 31, 2006.  The Company has received payment for additional subscriptions to purchase 350,000 units of the Company (see above under “Financing Activities”) to December 1, 2006, and intends to do additional financings in the future.

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

The Company has experienced total losses amounting to $16,281,409 as of October 31, 2006.  As of October 31, 2006, the Company had a total of $63,602 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

PART II  - OTHER INFORMATION

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended October 31, 2006, the Company had an operating loss of $1,370,755.  At October 31, 2006, the Company had a working capital deficiency of $1,078,770. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 22, 2006, 2,322,164 shares (each a “Share”) were cancelled.  These shares had formerly been issued by the Company to 18 individuals/entities in connection with the exercise of warrants at a price of $1.225 per Share, for total proceeds of $2,844,651 by way of promissory notes in favor of the Company, which also included an escrow arrangement.  In addition, each warrant holder received a piggyback warrant in the same amount of warrants that each individual/entity exercised. The promissory note and escrow agreements entered into between the 18 individuals/entities, the Company and the escrow agent provided that each of the 18 individuals/entities (each called a “Borrower”) promised to pay to the Company the certain amount owing to the Company for the exercise of the certain amount of warrants exercised at a price of $1.225 per share on or before August 31, 2006 (the “Due Date”) and if the Borrower fails to pay by the Due Date, then the Borrower has 30 days to cure such default.  In addition, the Borrower has agreed to place into escrow with the escrow agent the shares of common stock of the Company received from the exercise of warrants (the “Shares”) and if the Borrower fails to pay the amount owing to the Company by the Due Date and also fails to cure any default on payment for a period of 30 days after the Due Date, then the Shares placed in escrow will be forfeited back to the Company and cancelled.

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

Item 6. Exhibits

(a)           Exhibit List

31.1         Certificate pursuant to Rule 13a-14(a)

32.1         Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of August, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	August 20, 2007
/s/ Steven Tan Steven Tan	Director	August 20, 2007