Form 10-Q/A
period 2007-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-08-22
CIK 1163003

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

The effect of the change on the financial statements is to reduce exploration licenses expense by $14,662 in the current period and by $482,113 for the exploration stage to January 31, 2007, and reduce minority interest in net loss by the same amounts. The net effect on net loss for the year is $nil. The net effect on balance sheet figures is $nil. Consequential line items on the statement of cash flows are now $nil and have been deleted.

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

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-2

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
					Exploration stage through January 31, 2007 (restated - see Note 11)
	Three Months Ended January 31		Six Months Ended January 31
	2007 (restated - see Note 11)	2006 (restated - see Note 11)	2007 (restated - see Note 11)	2006 (restated - see Note 11)

EXPENSES
Consulting	$45,423	$323,400	$160,885	$517,252	$2,100,332
Project finder fees	-	-	-	-	674,375
Investor relations	1,281	-	32,585	-	1,786,091
Legal and professional fees	9,920	135,225	88,723	170,039	777,126
Exploration licenses (restated - Note 11)	2,738	745,278	2,752	748,336	2,151,750
Geological expenses	305,328	606,506	1,055,077	606,924	3,720,433
Amortization	23,910	19,187	48,845	31,579	153,106
Salaries and benefits	113,027	69,303	230,582	135,795	810,705
Stock-based compensation	120,123	335,212	251,989	478,634	2,169,486
Travel	30,165	134,889	106,299	191,688	850,660
Other administrative expenses	36,317	239,142	81,250	365,124	1,775,577

Total expenses	688,232	2,608,142	2,058,987	3,245,371	16,969,641

Net (loss) for the period	$(688,232)	$(2,608,142)	$(2,058,987)	$(3,245,371)	$(16,969,641)

Other comprehensive income (loss)
Foreign currency translation	14,604	-	2,778	-	(11,925)

Comprehensive (loss)	$(673,628)	$(2,608,142)	$(2,056,209)	$(3,245,371)	$(16,981,566)
	==========	==========	==========	==========	===========

Net loss per common share - basic and fully diluted:

Net loss for the period	(0.02)	(0.08)	(0.05)	(0.10)
	=========	=========	=========	=========

Weighted average number of common stock outstanding
	39,057,363	32,841,975	39,910,508	32,249,947
	=========	=========	=========	=========

The accompanying notes to the consolidated financial statements are an integral part of these statements. F-3

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
					Exploration stage through January 31, 2006 (restated - see Note 11)
	Three Months Ended January 31		Six Months Ended January 31
	2007 (restated - see Note 11)	2006 (restated - see Note 11)	2007 (restated - see Note 11)	2006 (restated - see Note 11)

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(688,232)	$(2,608,142)	$(2,058,987)	$(3,245,371)	$(16,969,641)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	120,123	335,212	251,989	478,634	2,169,486
Stock issued / allotted for services and licenses	-	255,000	-	255,000	1,369,000
Amortization of fixed assets	23,910	19,187	48,845	31,579	153,106
Loss on disposition of fixed assets	5	-	386	-	3,686
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	7,493	(702,951)	38,911	(981,767)	(52,550)
Deposit receivable	-	-	250,000	-	-
Accounts payable and accrued liabilities	212,690	(40,602)	581,795	(22,206)	1,315,105

Net cash and cash equivalent from (used in) operating activities
	(324,011)	(2,742,296)	(887,061)	(3,484,131)	(12,011,808)

Cash and cash equivalent from (used in) investing activities:

Purchase of capital assets	-	(140,828)	(47,513)	(203,026)	(646,253)

Net cash and cash equivalent from (used in) investing activities
	-	(140,828)	(47,513)	(203,026)	(646,253)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	100	-	100	100
Options exercised	-	400,000	-	400,000	573,000
Warrants exercised	-	873,010	-	1,084,760	3,589,332
Subscriptions received	20,000	1,090,625	220,000	1,293,125	8,325,384
Finders' fees in respect of private placements	(2,000)	(27,808)	(27,200)	(27,808)	(138,038)
Loans from shareholders	422,729	-	522,729	-	522,729

Net cash and cash equivalent from financing activities	440,729	2,335,927	715,529	2,750,177	12,872,507

Effect of exchange rate changes on cash	10,349	-	(4,981)	-	(23,800)

Increase (decrease) in cash and cash equivalent	127,067	(547,197)	(224,026)	(936,980)	190,646

Cash and cash equivalent, beginning of period	63,602	1,442,388	414,695	1,832,171	23

Cash and cash equivalent, end of period	$190,669	$895,191	$190,669	$895,191	$190,669
	=========	=========	=========	=========	=========

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

The following financial statement items have been restated:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Three months ended January 31, 2007			Six months ended January 31, 2007

Item	As previously stated	As restated	Difference	As previously stated	As restated	Difference

Statements of Operations
Exploration licenses	$17,400	$2,738	$14,662	$53,754	$2,752	$51,002
Minority interest in net loss	$14,662	$Nil	$14,662	$51,002	$Nil	$51,002
Statements of Cash Flows
Minority interest in net loss (operating activities)	$14,662	$Nil	$14,662	$51,002	$Nil	$51,002
Contributions attributable to minority interest (financing activities)	$14,662	$Nil	$14,662	$51,002	$Nil	$51,002

	Exploration stage through January 31, 2007

Item	As previously stated	As restated	Difference

Statements of Operations
Exploration licenses	$2,633,863	$2,151,750	$482,113
Minority interest in net loss	$482,113	$Nil	$482,113
Statements of Cash Flows
Minority interest in net loss (operating activities)	$482,113	$Nil	$482,113
Contributions attributable to minority interest (financing activities)	$482,113	$Nil	$482,113

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Three months ended January 31, 2006			Six months ended January 31, 2006

Item	As previously stated	As restated	Difference	As previously stated	As restated	Difference

Statements of Operations
Exploration licenses	$1,037,500	$745,278	$292,222	$1,040,558	$748,336	$292,222
Minority interest in net loss	$234,357	$Nil	$234,357	$234,357	$Nil	$234,357
Statements of Cash Flows
Minority interest in net loss (operating activities)	$234,357	$Nil	$234,357	$234,357	$Nil	$234,357
Contributions attributable to minority interest (financing activities)	$292,222	$Nil	$292,222	$292,222	$Nil	$292,222

The effect of the restatement on net loss for the periods ended January 31, 2007 and net loss during the exploration stage is $nil. The effect of the restatement on net loss for the periods ended January 31, 2006 is a decrease in net loss of $57,865. The effects of the restatement on the Statements of Cash Flows are a reduction in cash used in operating activities and a reduction in cash from financing activities, both in the amount of $14,662 for the three months ended January 31, 2007, $51,002 for the six months ended January 31, 2007, $482,113 for the exploration stage through January 31, 2007, $292,222 for the three months ended January 31, 2006 and $292,222 for the six months ended January 31, 2006.

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

Item 6. Exhibits

(a)      Exhibit List

31.1       Certificate pursuant to Rule 13a-14(a)

32.1       Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	August 21, 2007
/s/ Steven Tan Steven Tan	Director	August 21, 2007