Form 10-K
period 2007-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-11-14
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007

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

State issuer’s revenues for its most recent fiscal year.  July 31, 2007: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of October 31, 2007, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $18,963,480.

Outstanding Common Stock: As of October 31, 2007, the Company had 49,928,990 shares of Common Stock outstanding.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects and is currently focused on gold projects in China and Africa.  In China, the Company’s key mineral project is the Huidong Property, in which the Company holds a 90% interest, which interest will increase when Magnus’ Modification Agreement with Team 209 (described under “Property Agreements - Property Agreements in China – Huidong Property”) is consummated.  In Africa, the Company has a 100% interest in two mineral properties in Uganda, Mubende and Lugazi, and has rights to three other mineral properties in Uganda, Mwerusandu, Mitoma and Mashonga.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office

1055 West Hastings St. Suite 550 Vancouver, BC Canada V6E 2E9 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada, 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province 650031, People’s Republic of China Tel: 86-871-3642422 Fax: 86-871-3642420	1 Berkeley St. London, United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100

The price of the Company’s common stock has been quoted for trading on the NASD over-the-counter bulletin board since March 25, 2003.

Acquisition of African Mineral Fields Inc.

Effective May 1, 2007, Magnus entered into and closed a share purchase agreement (the “AMF Acquisition Agreement”), with Magnus International Holdings (BVI) Inc. (a wholly-owned subsidiary of the Company), African Mineral Fields Inc. (“AMF”), Peter Chen, Gavin Conway, Flemish Investments Limited, Michael Raven, Glenda Taufen, Excel Capital Corp., Emerson Capital Corp., Michael Tan and East African Mineral Resources, with respect to the acquisition by Magnus International Holdings (BVI) Inc. of all of the issued and outstanding shares in the capital of AMF.  In exchange for all of the shares of AMF, the shareholders of AMF received an aggregate of six million shares of common stock of the Company and 200,000 Series “B” preferred shares (convertible into two million shares of common stock of the Company upon certain mineral resource and reserves being established on certain of the Company’s Ugandan properties).

Property Agreements

Property Agreements - China

Through its joint venture agreements described below, the Company currently has interests, or contingent interests, in two properties in China: the Huidong Property, comprising 83.29 square kilometers in Sichuan Province; and the Mangshi Property, comprising 113.96 square kilometers in Yunnan Province.

Yunnan Long Teng Mining Ltd. – Huidong Property

On July 6, 2004, the Company signed a formal cooperative joint venture contract (the “Huidong Agreement”) with Team 209 to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd. (“Long Teng Mining”), a Sino-foreign Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province.  Under the Huidong Agreement, if either Magnus or Team 209 acquires any further mining rights for the area surrounding the exploration license areas then the respective party must, on a first priority basis, transfer such mining rights to Long Teng Mining for a fee permitted by law or at an appropriate price.

The operations of the joint venture company are managed under the control of Magnus.  Magnus is to contribute $5,000,000 as an equity investment into Long Teng Mining and Team 209 is responsible for transferring certain gold and copper exploration permits for the Huidong Property to Long Teng Mining. Upon full capital contributions by Magnus and the transfer of the exploration permits by Team 209, Magnus will own 90% and Team 209 will own 10% of Long Teng Mining.

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

On September 29, 2004, the Huidong Agreement was approved by the Chinese Government and a business license for Long Teng Mining was issued.  The exploration license for the Huidong property was successfully transferred into Long Teng Mining on July 27, 2005.

On July 1, 2006, Magnus assigned its rights to Long Teng Mining to its wholly-owned subsidiary, Yunnan Long Teng Mining (BVI) Inc.

As of July 31, 2007 Magnus had made $3,509,969 in capital contributions to Long Teng Mining and, under the terms of the Huidong Agreement Magnus currently holds a 90% interest in the Huidong Property.

On May 12, 2007, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with Team 209.  Under the Modification Agreement, the Company, which currently holds a 90% interest in Long Teng Mining and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”, which holds the mineral rights to the Mangshi Property, described below), will obtain the remaining 10% interest in Long Teng Mining from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209.  Magnus is also required to pay 1 million RMB (approximately US$130,000) to Team 209 for previous services provided by Team 209 to Long Teng Mining and Western and payment of all the liabilities of Western within 10 days after all documents submitted to governmental departments receive approval.  The Modification Agreement is expected to be consummated by the beginning of 2008.  Under Chinese law, Magnus will be required to find another Chinese joint venture partner to hold a small interest in the Huidong Property, and Magnus is currently seeking a new joint venture partner.

Yunnan Western Mining Co., Ltd. – Mangshi Property

On November 25, 2005, Magnus acquired 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc.  Golden River is a party to a co-operative joint venture agreement dated August 29, 2003 (the “Mangshi Agreement”) with Team 209.  Under the Mangshi Agreement, Golden River and Team 209 formed Western, a sino-foreign joint venture company which holds the rights to the Mangshi Property, a mineral exploration property comprising approximately 113.96 square kilometres in Yunnan Province.  Golden River has the right to earn a 90% interest in Western Mining, with Team 209 retaining the other 10%.

Under the Modification Agreement (described above), Magnus has agreed to transfer its interest in Western to Team 209 in exchange for Team 209’s interest in Long Teng Mining, and Magnus will not be conducting further exploration or expending further capital on the Mangshi Property.  The Modification Agreement is expected to be consummated by the beginning of 2008.  Accordingly, Magnus’ management no longer believes the Mangshi Property to be material to the Company.

Property Agreements in Africa

In Africa, the Company, through its wholly-owned subsidiary, AMF, has a 100% interest in two mineral properties in Uganda, the Mubende Property and the Lugazi Property, and has rights to three other mineral properties in Uganda, the Mwerusandu Property, the Mitoma Property and the Mashonga Property

Mwerusandu Property

On May 8, 2006 AMF entered into a property option agreement (the “Mwerusandu Agreement”) with East African Mineral Resources and Flemish Investments Limited (collectively, “EAMR”) under which EAMR granted AMF an option to acquire a 100% interest in three mineral exploration licenses covering a total of 57.7 square kilometers of land in Uganda (the “Mwerusandu Property”).  Pursuant to the terms of the Mwerusandu Agreement, AMF can earn a 100% interest in the Mwerusandu Property by: (1) making cash payments to EAMR of US$45,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares to EAMR (such AMF shares were subsequently exchanged for Magnus shares pursuant to the terms of the AMF Acquisition Agreement under which Magnus acquired AMF; see above), and as of July 31, 2007 has made $54,966 of exploration expenditures on the Mwerusandu optioned licenses.  Since signing the Mwerusandu Agreement, AMF has received an additional exploration license covering 147.63 sq. km., so that the Mwerusandu Property is now comprised of four exploration liceneses covering 205.33 sq. km.

Once AMF successfully fulfills its obligations under the Mwerusandu Agreement to earn its interest in the Mwerusandu Property, EAMR is entitled to receive from AMF a net smelter returns royalty on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR royalty is being paid.

On November 8, 2007, Magnus entered into a license transfer agreement (the “License Transfer Agreement”) with EAMR under which EAMR has agreed to transfer 100% of the right, title and interest to the licenses comprising the Mwerusandu Property and the Mitoma Property (defined in the following paragraph) in exchange for the cash payments of an aggregate of $290,000 that have been previously made by Magnus to EAMR under the Mwerusandu Agreement and the Mitoma Agreement (defined below).  Magnus is in the process of filing the License Transfer Agreement with the Ugandan Registrar and effecting the transfer of the licenses through the Ugandan Geological Survey Department.

Mitoma Property

On the same date as the Mwerusandu Agreement, May 8, 2006, AMF also entered into a property option agreement (the “Mitoma Agreement”) with EAMR under which EAMR granted AMF an option to acquire a 100% interest in six mineral exploration licenses for a total of 279.0 square kilometers of property in Uganda (the “Mitoma Property”).  Under the Mitoma Agreement, AMF can earn a 100% interest in the Mitoma Property by: (1) making cash payments to EAMR of US$235,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares (subsequently exchanged for Magnus shares pursuant to the AMF Share Purchcase Agreement), and to July 31, 2007 has made $101,382 of exploration expenditures on the Mitoma optioned licenses.  Since signing the Mitoma Agreement, AMF has received an additional two exploration licenses covering 159.49 sq. km., so that the Mitoma Property is now comprised of eight exploration liceneses covering 438.49 sq. km.

The Mitoma Agreement provides for a net smelter returns royalty identical to the royalty under the Mwerusandu Agreement once AMF has earned its interest in the Mitoma Property.

As described above under “Mwerusandu Property”, on November 8, 2007, Magnus entered into the License Transfer Agreement with EAMR under which EAMR has agreed to transfer 100% of the right, title and interest to the licenses comprising the Mwerusandu Property and the Mitoma Property.  Magnus is in the process of filing the License Transfer Agreement with the Ugandan Registrar and effecting the transfer of the licenses through the Ugandan Geological Survey Department.

Mubende Property

On September 1, 2006, AMF entered into an agreement (the “Mubende Agreement”) with Flemish Investments Limited (“Flemish”) under which AMF purchased a 100% right, title and interest in and to the mineral exploration licenses respecting 780 square kilometers of land in central Uganda (the “Mubende Property”).  The purchase price paid by AMF for the Mubende Property was US$25,000 and the issuance of 250,000 common shares of AMF (since exchanged for Magnus shares pursuant to the AMF Acquisition Agreement).  In addition, under the Mubende Agreement AMF was required to issue an additional AMF common share, to a maximum of 300,000 additional AMF common shares, to Flemish for each economically mineable ounce of gold on the Mubende Property that is proven to be a measured and indicated resource.  To date, there is not a measured or indicated resource on the Mubende Property, and accordingly no additional shares have been issued to Flemish.

Since acquiring the Mubende Property, AMF has received an additional exploration license covering 71.20 sq. km., so that the Mubende Property is now comprised of three exploration liceneses covering 851.20 sq. km.

Lugazi Property

AMF also acquired a 100% right, title and interest in and to mineral exploration licenses covering 261 square kilometers of land in central Uganda (the “Lugazi Property”) on September 1, 2006 under an agreement (the “Lugazi Agreement”) with Flemish.  The terms of the Lugazi Agreement are the same as those of the Mubende Agreement, and to date there is not a measured or indicated resource on the Lugazi Property and no additional shares have been issued to Flemish.  Since acquiring the Lugazi Property, AMF has received four additional exploration licenses covering 1,359.17 sq. km., so that the Lugazi Property is now comprised of three exploration liceneses covering 1,620.17 sq. km.

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square kilometers of land contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties will form a new joint venture company to further explore and develop the Property.

Other Projects

The Company actively investigates other areas in search of additional properties and additional joint venture opportunities.

Corporate Structure

The Company has three wholly owned subsidiaries: (1) African Mineral Fields Inc. (incorporated under the laws of the British Virgin Islands), which in turn has incorporated a subsidiary, African Mineral Fields Limited (incorporated under the laws of Uganda); (2) Yunnan Long Teng Mining (BVI) Inc. (incorporated under the laws of the British Virgin Islands), which in turn has one wholly owned subsidiary, Yunnan Long Teng Mining Ltd. (incorporated under the laws of the People’s Republic of China); and (3) Golden River Resources Corp. (incorporated under the laws of  British Columbia), which in turn has one wholly owned subsidiary, Yunnan Western Mining Ltd. (incorporated under the laws of the People’s Republic of China).

The following chart describes the Company’s corporate structure and material subsidiaries:

Magnus International Resources Inc.
(Nevada)
Magnus International Holdings (BVI) Inc.
(British Virgin Islands)
Yunnan Long Teng Mining (BVI) Inc.
(British Virgin Islands)
Golden River Resources Corp.
(Nevis)
African Mineral Fields Inc.
(British Virgin Islands)
Yunnan Long Teng Mining Ltd. (1)
(People's Republic of China)
Yunann Western Mining Ltd. (2)
People's Republic of China
African Mineral Fields Limited
(Uganda)

Notes:
(1) Under the Huidong Agreement, upon making full capital contributions the Company will own 90% of Yunnan Long Teng Mining Ltd. and Team 209 will own 10%, subject to the consummation of the Modification Agreement.
(2) Under the Mangshi Agreement, upon making full capital contributions the Company will own 90% of Yunnan Western Mining Ltd. and Team 209 will own 10%, subject to the consummation of the Modification Agreement.

Employees

As of July 31, 2007, the Company had four full-time employees (over and above its directors, officers and consultants) employed at the Company’s office in Vancouver, British Columbia (three in an administrative capacity and one as a bookkeeper).  In October 2007, the administrative staff was reduced by one person to three.

In Uganda, the Company employs one person, Chris Picken, as Country Manager, and the Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs seven additional persons: one senior geologist, one accountant, two technicians, one administrator and two housekeepers.

The Company’s Chinese joint venture company with respect to the Huidong Property, Long Teng Mining, employs three persons in China.  In addition, contract workers and groups are used by the Company on an ad hoc basis to assist in conducting the exploration programs, and the number used may fluctuate based on the exploration activities going on at any given time.

The Company also uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Other Property Interests and Mining Claims

While the Company is actively seeking new prospects, it currently only has interests in the above-noted properties in China and Uganda.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Canada, Uganda and China, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  In China, joint venture agreements, business licenses for joint venture companies, and the acquisition and transfer of exploration and mining permits are all acquired subject to government approval.  Such approval may involve many levels of government (i.e. federal, provincial, county and/or city approval), and the Company cannot guarantee that all such approvals will be successfully obtained even where a joint venture has been successfully established.  Moreover, even where joint venture agreements are approved by the applicable level(s) of government and business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits will be approved, nor can the Company guarantee that such approvals will be obtained from all levels of government required for such approval.

The Company believes that it is and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in China and Uganda.  There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations.

Environmental Regulation

The Company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment in North America, Uganda and China. These laws often change and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations.

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

Competition

Magnus is a grassroots mineral exploration company.  The mineral exploration industry is competitive, with many companies competing for the limited number of precious and base metals acquisition and exploration opportunities that are economic under current or foreseeable metals prices, as well as for available investment funds.  With metal prices at their current levels, activity in the industry has increased dramatically, and competition is also high for the recruitment of qualified personnel and equipment.

The Company believes no single company has sufficient market power to affect the price or supply of gold or other minerals in the world market.

Subsequent Events

In August 2007 the Company was granted three exploration licenses in Uganda and an additional license was transferred to the Company from a third party.

On August 28, 2007, the Company issued 362,500 units due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $145,000. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.80 per warrant share until August 28, 2009.

On August 30, 2007, Magnus, through its wholly-owned subsidiary, AMF, entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting mineral exploration licenses covering 460.84 square kilometers of land in Uganda (the “Mashonga Property”).  Under the joint venture agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties will form a new joint venture company to further explore and develop the Property.

On September 17, 2007, the Company incorporated a Uganda company under the name “African Mineral Fields Limited”.  Transfer of exploration licenses in Uganda to African Mineral Fields Limited is pending.

On October 15, 2007, Graham Taylor, the President and Chief Executive Officer of the Company, surrendered for cancellation the 100,000 issued and outstanding Series “A” preferred shares and those shares were cancelled by the Company.

On November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee. Of the 300,000 options, 50,000 vested immediately and the remainder of 250,000 will vest evenly over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

On November 8, 2007 the Company received $640,000 in subscriptions for 1,600,000 units, (each a “Unit”). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until two years from the date of issuance of the shares. In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues. The company has agreed to pay $64,000 in cash to consultants for finders’ fees, payable when the units are issued.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended July 31, 2007, the Company had an operating loss of $4,502,428.  At July 31, 2007, the Company had a working capital deficiency of $2,167,532. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

SOME OF THE COMPANY’S PROPERTIES ARE LOCATED IN UGANDA, A DEVELOPING COUNTRY WHICH HAS HISTORICALLY EXPERIENCED PERIODS OF CIVIL UNREST AND POLITICAL AND ECONOMIC INSTABILITY.

All of the Company’s African properties are located in Uganda, a developing country which has historically experienced periods of civil unrest and political and economic instability.  Although the political and economic climate in Uganda is currently stable, any negative changes in governmental laws, regulations, economic conditions, or political attitudes in Uganda are beyond the control of the Company and may adversely affect its business.

The Company’s operations may be affected in varying degrees by government regulations, policies or directives with respect to restrictions on production or sales, price controls, export controls, repatriation of income, income taxes, carried interests for the state, expropriation of property and environmental legislation. Magnus may also be required to negotiate property agreements with the Ugandan government, which may impose conditions that will affect the viability of the project such as providing the government with free carried interests or providing subsidies for the development of the local infrastructure or other social assistance. There can be no assurance that Magnus will be successful in concluding such agreements on commercially acceptable terms or that these agreements will be successfully enforced in Uganda.

As a result of the limited but improving infrastructure present in Uganda, land titles systems are not developed to the extent found in many developed nations. Although Magnus believes that it has good title to its mineral properties in Uganda, there is little it can do to control this risk. Magnus holds rights to explore its mineral properties in Uganda, but no assurance can be given that the Ugandan government will not revoke or significantly alter the conditions of the applicable licenses and that such licenses will not be challenged or impugned by third parties. There is no certainty that such rights or additional rights applied for will be granted or renewed on terms satisfactory to Magnus. There can be no assurance that claims by third parties against the Company’s properties will not be asserted at a future date.

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

Mr. Taylor also serves as president, chief executive officer and/or director for other active companies, including Australian Mineral Fields Inc. (which conducts exploration activities in Australia) and Arcview Entertainment Inc. (a motion picture distribution company).  This list may also expand in the future.

Mr. Taylor currently devotes 75% of his time to Magnus, 20% to Australian Mineral Fields and 5% to Arcview Entertainment.  As Mr. Taylor focuses part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Summary

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects and is currently focused on gold projects in China and Africa.  In China, the Company’s key mineral project is the Huidong Property, in which the Company holds a 90% interest, which interest is expected to increase when Magnus’ Modification Agreement with Team 209 (described above) is consummated.  In Africa, the Company has a 100% interest in two mineral properties in Uganda, Mubende and Lugazi, and has rights to three other mineral properties in Uganda, Mwerusandu, Mitoma and Mashonga.

Properties in China

Huidong Property

The following disclosure with respect to the Huidong Property is based on the technical report dated June 30, 2007 (the “Huidong Technical Report”) prepared by Steven R. McMullan, which is attached to this annual report as an exhibit.

Property Description and Location

The Huidong Property is located in Sichuan Province of the People’s Republic of China, approximately 270 km north of Kunming, the capital city of Yunnan Province in southern China.  The closest major population centre to the Property is the city of Dongchuan, approximately 70 km southwest.  The center of the Property is approximately located at Latitude 26° 32’ North and Longitude 103° 00’ East.

The Property comprises one mineral exploration license covering an area of 82.39 square kilometers and  has not been legally surveyed.  The original exploration license for the Property was registered to Team 404 of the Yunnan Nuclear Industry, and was transferred to Team 209 before Magnus became involved with the Property.  As part of the Huidong Agreement between Team 209 and Magnus, the exploration license was subsequently transferred into Long Teng Mining.  The anniversary date of the exploration license is 27 July and is due for renewal in 2009 for an additional two year term.

Apart from the terms of the Huidong Agreement and Modification Agreement described above, there are no additional royalties, back-in rights, payments or other agreements to which the Huidong Property is subject.  The natural environmental legacy from historical and active artisanal mining activity is considered a minor liability attached to the Huidong Property.  In addition, part of the Huidong Property is located within a designated forestry protection area, and regulated compensation payments and reclamation for degradation of forest and ground vegetation is required for any construction project, including road building and mining.

Geological Setting

The oldest rocks in the Huidong area are Meso-Proterozoic Huili Group (which correlates to the Kunyang Group in Yunnan) which occurs in an erosional window surrounded by Palaeozoic and Mesozoic strata.  The Kunyang Group is mainly comprised of carbonaceous shales, argillites, phyillites, slates, carbonates and minor mafic volcanics.  Unconformably overlying the Kunyang Group is the NeoProterozoic Zhengdan (Sinian) Group consisting of dolostone, sandstone and conglomerate.

Undifferentiated Palaeozoic and Mezozoic rocks conformably overlie the Proterozoic, but are only seen in the northeast and northwest corners of the license area.  Intrusive phases of the Emeishan in the form of gabbros and diabases also occur in the area, mostly in the form of dykes and small intrusive stocks that follow the dominant north to northwesterly structural tend.

The Huidong Property is structurally very complex with four major (and locally two minor) episodes of overlapping structural deformation recognized.  The western and eastern parts of the Property have fundamentally different tectonic grain to the central area; however all areas share similar tectonic evolution.  The Sujialu, Laowangshan and Laoshuijing areas are characterised by north-south folds and similarly oriented reverse and thrust faults, whereas the Dingjiaping and Ganghai areas of these structures are oriented east-west.

Mineralization

The Huidong Property is in its initial stage of exploration. The knowledge of primary mineralization in the Property is limited to the gold and copper bearing veins and shear zones exploited by small scale artisanal miners in the Dingjiaping and Laowangshan areas.

Dingjiaping Prospect – Dingjiaping is located in the northwest part of the Huidong license, where artisanal mining has been previously active. As many as 61 adits from less than 10 m to 60 m length have been mined along narrow quartz-carbonate veins that are concordant with the bedding of the host rock. The quartz veins average 1 m thick and contain pyrite, some of which reportedly carry visible gold, explaining the presence of alluvial gold miners in a tributary of the Daqiao River draining the immediate area. Gold grades from grab samples from road cuts and adits returned values generally less than 0.5 g/t but in one vein from 0.21 to 6.18 g/t gold (“Au”).

Laowangshan Prospect – Laowangshan is located in the south-central part of the Huidong Property. The prospect is the site of several adits up to 280 m length driven along narrow quartz and sulphide veins generally trending E-W. The adits follow brecciated zones in limestone raging in width from less than 1m to 10 m and usually mineralized with pyrite, malachite, chalcopyrite and covellite. Gold values from grab samples range from 0.20 g/t to 5.0 g/t. Several scattered surface showings of malachite and chalcopyrite occur in the area with some samples showing visible gold. Some artisanal mining is currently active in the area with the recovery of copper ore and gold. Quartz carbonate veins and mineralized shear zones up to 10 m width occur near the contact between limestone and underlying phyllites. As at Dingjiaping, the deposits are concordant with the bedding. Gold panning is active in the main drainage channel in the immediate vicinity.

Ganhai Prospect – Ganhai is west of Laowangshan but is significant as it is not in a drainage channel. The Ganhai target has two mapped artisanal mining sites, and is a strong and consistent geochemical anomaly up to 280 ppb in outcrop chip samples and 180 ppb in soils. Gold anomalies correlate with Ag, Ni, Co, Fe, Sb, Mn, Bi.

Laoshuijing Prospect – Laoshuijing is located in the northeastern corner of the Huidong Property. Unlike Dingjiaping and Laowangshan, there is no evidence of current or historical artisanal mining activities, but the area has anomalous Au, copper (“Cu”) and arsenic (“As”) soil geochemical anomalies up to 438 ppb Au.

Exploration

Significant exploration results on the Huidong Property are as follows:

Soil Sampling

The original low density survey identified anomalies up to 848 ppb Au with 33 of 2,326 samples considered highly anomalous at greater than two standard deviations (approximately 50 ppb) above the mean.  The infill soil sampling survey identified anomalies up to 300 ppb, and the detailed anomaly infill survey identified anomalies up to 3,014 ppb (3 ppm) Au and 28,000,000 ppb (2800 ppm) Cu.

Four distinct anomaly groupings were identified from the soil surveys: Dingjiaping, Laowangshan, Ganhai and Laoshuijing.  Interpretation of multi-element analyses indicates Au is generally correlated to Ag, Cu and As in all areas, with other element correlations depending on the underlying bedrock and soil profile development.

Soil sampling at Laowangshan – Ganhai has identified six major geochemical anomalies with strong concentrations of gold and copper in soil up to 3 g/t gold and greater than 1% copper.  These soil anomalies are the most extensive on the Huidong Property, covering an area of approximately six square kilometres.

Soil sampling at Laoshuijing identified three peaks with up to 0.438 ppm Au and 984 ppm Cu in an anomalous area of approximately 1.5 kilometres squared.  Soils at Dingjiaping identified four peaks up to 0.973 ppm Au and 28,000 ppm Cu in an anomalous area of approximately two kilometres squared.

Drilling

A total of 3749.78 m of diamond core drilling was completed in 2006 on the Huidong Property.  Seven holes were completed in the Dingjiaping area and five in the Laoshuijing area:

At Dingjiaping, six of the holes were located on the steeply south-dipping north limb of the Malutang syncline to explore for downward extensions of east-west gold-bearing shear zones mapped on road cuts and also of concordant quartz carbonate veins with copper and gold values in old adits driven by artisanal miners. All of the seven holes drilled in Dingjiaping encountered narrow vein and breccia zones within units of phyllites, sandstone, siltstone, shales and some carbonaceous units.

At the Laoshuijing prospect where the two smaller XY-4 drill rigs were deployed, five holes were drilled mainly to investigate coincident strong IP chargeability and gold soil anomalies.  The initial drill program has intersected: zones of strong alteration, bleaching and quartz-carbonate veining; zones of well developed sulphides mineralisation – mainly pyrite but with some chalcopyrite and arsenopyrite; and narrow gold-mineralized structures.

The results of the drill program include:

Hole                    Intersection                                 Interval             Gold
Number               From (m)            To (m)             (meter)              (g/t)

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

Mineral Resources, Mineral Reserves and Mining Operations

There are no current mineral resources or mineral reserves.  No mining operations have been conducted on the Huidong Property.

Future Plans

According to the Huidong Technical Report, the Huidong Property is considered favourable for the discovery of significant Au-Cu mineralization.  The exploration program conducted by Magnus is preliminary in nature, and has not investigated all of the known targets identified from geochemistry, geological mapping, artisanal mining and geophysics. In particular, the Laowangshan area which has the highest soil geochemical anomalies on the Property (3 g/t gold and >1% copper), previous mining activity, electro-magnetic (“EM”) conductors interpreted to represent graphitic fault/shear zones, and structural alignment with Boka (Huidong-Boka Fault) was not drill tested.  Accordingly, the Huidong Technical Report recommends an additional work program, including detailed geophysics, geological mapping and 5,000 m of diamond drilling for an estimated total expenditure of US$800,000.

Properties in Uganda

Lugazi, Mubende, Mitoma and Mwerusandu Properties

The following disclosure with respect to the Lugazi, Mubende, Mitoma and Mwerusandu Properties is based on the technical report dated May 15, 2007 (the “Uganda Technical Report”) prepared by Martin J. Taylor, which is attached to this annual report as an exhibit..

Property Description and Location

The Lugazi, Mubende, Mitoma and Mwerusandu Properties comprising approximately 3,115.19 sq. km. are located in southern and southwestern Uganda in East Africa.  The properties are covered by valid exploration licenses, 20 in total.

Map of Uganda Identifying Trend Lines and the Company’s Properties

Lugazi Property

The Lugazi Property is located some 50 km east of the capital Kampala in the Mukono district of southern Uganda, and is approximately centred at Latitude 0° 18’N and Longitude 32° 52’E.  The Property consists of five exploration licenses covering an area of approximately 1,620.17 sq. km.

Mubende Property

The Mubende Property is located some 100 km west-northwest of the capital Kampala in the Mubende and Kiboga administrative districts of south-central Uganda. The Property is approximately centred at Latitude 0° 34’N and Longitude 31° 46’E, and consists of three exploration licenses covering approximately 851.20 sq. km.

Mitoma Property

The Mitoma Property is located some 320 km southwest of the capital Kampala in the Bushenyi district of south-western Uganda. The Property is approximately centred at Latitude 0° 35’S and Longitude 30° 05’E.  The property consists of eight exploration licenses covering an area of 438.49 sq. km.

Mwerusandu Property

The Mwerusandu Property is located some 380 km southwest of the capital Kampala in the Ntungamo district of south-western Uganda. The Property is approximately centred at Latitude 1° 00’S and Longitude 30° 10’E.  The property consists of four Exploration Licenses covering an area of 205.33 sq. km.

Geological Setting

The Archaean Ugandan Craton is part of the African Plate, a large area of continental crust consisting of the accretion of small cratons (e.g. Uganda, Tanzania) welded together by Proterozoic mobile belts.  Much of northern and central Uganda is underlain by Archaean basement gneisses.  The southwest part of the country, including the exploration licenses of Magnus, is largely underlain by Proterozoic sediments, minor volcanics and intrusive granites.  Major rift faulting commenced in the Tertiary and continued to the present.  Tertiary volcanism of mafic to intermediate composition and minor carbonatites also occurred.  This includes the formation of large shield volcanoes, the most prominent in Uganda being Mt. Elgon on the Kenyan border.  Great thicknesses of Tertiary to Recent sediments fill the fault valleys, especially along the Western, or Albertine, Rift in western Uganda.

Precambrian rocks underlie two-thirds of Uganda. Archaean rocks are exposed in the southeast where they are part of the extensive granite-greenstone terrane of the Tanzanian Craton. Three major Proterozoic belts underlie central and west Uganda: the Paleoproterozoic Buganda-Toro metasediments, the Mesoproterozoic Karagwe-Ankolean (Kibaran) Belt in the southwest of the country and Neoproterozoic Pan-African rocks. The Neoproterozoic includes the Bunyoro Series with tillites and argillites, and the undeformed shallow water sediments of the Bukoban Supergroup. Tertiary to Recent sediments have filled parts of the down-faulted Western Rift. Tertiary carbonatites and Cenozoic volcanics are related to rift activities and occur along the eastern and western borders of the country.

Mineralization

Lugazi Property

The style of gold mineralization at the Lugazi area is associated with a belt of sedimentary rocks comprising the Paleoproterozoic Buganda-Toro system, and surrounding granite gneisses. A thermal aureole granite (“TAG”) model is being used in an attempt to understand the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.

Mubende Property

The style of gold mineralization at the Mubende area is interpreted by the Company as being associated with the roof zones of large batholiths such as the Singo Granite. Greisen alteration has been identified by reconnaissance exploration and an Intrusion Related Gold (“IRG”) system is being modeled, with gold mineralization in disseminated and quartz stockwork styles in the upper roof zones of granites, or in large scale fault zones along the flanks of the intrusions. Tungsten and gold occurrences have been identified on the Singo granites and in surrounding meta-sediments.

Mitoma Property

The Mitoma area is characterized by the presence of historically economic tin, tungsten, beryllium and niobium-tantalum deposits hosted within the Mesoproterozoic metasediments located on the periphery of Proterozoic circular porphyritic granite intrusives.   A TAG model is being used by the Company as a guide to the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.  Disseminated sulphides have been observed in some quartzite and schistose lithologies on the property, supported by the numerous gold, tin, tantalum workings with alluvial gold panning has taken place on the license in the past.

Mwerusandu Property

The style of gold mineralization at the Mwerusandu area is associated with sedimentary rocks located in antiforms within the Karagwe-Ankolean system and in conjugate fracture sets in quartzites close to the contact with large granite batholiths termed arena granites. Disseminated sulphides have been observed in some quartzite and schistose lithologies on the property, supported by the numerous past gold, tin, tantalum and tungsten alluvial workings within the property. A light green, arsenic rich alteration phase identified as scorodite is also associated with gold mineralization at the Nyamulindira license. A TAG model is being used in an attempt to understand the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.

Exploration

Lugazi Property

Exploration work at Lugazi has comprised stream sediment (drainage) sampling, including both heavy mineral concentrates (“HMC”) and bulk leach extractable gold (“BLEG”), soil geochemistry, pitting, Thematic Mapper (“TM”) Landsat-Crosta alteration image interpretation and a fixed-wing airborne magnetics and radiometrics survey.

A regional soil geochemistry survey comprising 859 samples discovered a new zone of anomalous gold-in-soil which extends over a length of some three km and appears to be open-ended to the west. A similar strength anomaly on a single line was also located to the south-east of the main anomaly, which could be the same zone of gold mineralization offset by faulting.  Infill soil sampling consisting of 727 samples on 15 lines has since been completed to further define the gold anomaly.  In addition, pits have been excavated to test the weathered profile for primary zones of mineralisation.

Mubende Property

In 2005 a total of 26 drainage sites were sampled within the granites and from the greisen zones.  Sampling conditions in the drainages were far from ideal in spite of the rolling hills and high rainfall.  In most cases no active primary drainage channel or alluvial sediment could be found, as the valleys have been covered with transported soil and have been either extensively tilled for farming or are choked with a mat of tussock grass or 2.5 m high elephant grass.  2 kg BLEG samples were collected from all 26 sites, and pH plus SO4 readings were taken.  Seven of the sites provided sufficient suitable sediment for a HMC sample to be taken.  Despite the adverse stream conditions, the BLEG and HMC sampling produced anomalous Au values together with elevated Cu and As, as could be expected with IRG-type greisen mineralization. The SO4 and pH values were anomalous over the granites, suggesting the presence of sulphides in the granites or the greisens.

Mitoma Property

Exploration activities at the Mitoma Property have comprised stream sediment (drainage) sampling (including HMC and BLEG); soil and rock geochemistry, pitting, detailed mapping and preliminary ground magnetics.  Outcrops are scarce over the Property, requiring the use of exploration methods that can “see” through deep soil profiles.

To date 2,546 soil samples have been collected over different areas of the property in seven phases.  The samples were analyzed with the Terra Leach partial digest method and have delineated gold-in-soil anomalies at the Kahungye (EL 0023), Rugoma (EL 0025) and Rutaka (EL 0024) exploration licenses.  Exploration is at an earlier stage at Kabira (EL 0005) and Kabira East (EL 0117), but areas of potential interest have been delineated from the 157 drainage samples, with some samples close to an area of historical alluvial/artisanal gold workings.

Mwerusandu Property

Exploration activity at the Mwerusandu Property has included: stream sediment sampling for both HMC and BLEG; terra leach (“TL”) soil and rock geochemistry; trenching and pitting; TM LandSat-Crosta alteration image interpretation; and detailed geological mapping of certain prospects.

At the Nyamulindira license, rock grab sampling in 2005 identified gold values of 4 to 6 g/t gold in sericite schists near to a granite contact. Follow-up trenching intersected 20.4 g/t Au over 3.5 m in a quartz vein/ horizon. A 1 km long TL gold/arsenic-in-soil anomaly was outlined near the metasediment/granite contact, and remains open to the south. A program of soil sampling is currently in progress to define the anomaly at the contact further to the south. In December 2006 the geology of the Nyamulindira license (EL 0018) was mapped in detail.  During the period December 2006 – February 2007 a total of 46 stream sediment samples were collected from the Kiana Mine (EL 0116) and adjacent Nyamulindira (EL 0018) licenses.

At the Mwerusandu license, in October 2005 a total of 31 stream sediment sites were sampled.  Sulphate (SO4) and water pH measurements were taken at all of the sites, as well as collecting HMC and BLEG samples.  None of the HMC samples returned anomalous gold values, though one BLEG sample had a weakly anomalous gold value coincident with a strong tin (“Sn”)/W HMC anomaly.  A further five sites had strong Sn anomalies.  Subsequent follow-up included sampling 29 sites on the Kiana Mine license (EL 0116) and 12 on Mwerusandu West (EL 0022), none of which had anomalous gold values.  In November 2006 a TL soil sampling program was carried out on the Mwerusandu West and Mwerusandu North (EL 0019) licenses.  On the former, 138 samples were taken and sent for analysis together with six duplicates.  On the latter, 46 samples plus two duplicates were taken.  Multiple anomalous As values were detected, but no anomalous Au.  Several anomalous Sn zones were identified in areas of no known tin mining.

Future Plans

The future plans with respect to the Uganda properties described below are based on the recommendations provided in the Uganda Technical Report and reflect the intentions of the Company as of the date of this Annual Report.  However, the Company may change such future plans if warranted.

On the Lugazi Property, the first priority of the Company will be to acquire the final data from the airborne geophysical survey that was completed in March 2007.  The Company plans to have this data interpreted by a geophysicist with experience in East African geology and conditions.  Ground EM will also be carried out on the soil anomalies in EL 0020.  The Company intends to undertake a first phase of RC drilling, which will target the gold-in-soil anomalies. Regional soil sampling will be carried out on EL’s 0167, 0196, 0199 and 0200, initial soil anomalies will be infilled, and pits will be dug to investigate the depth continuity of the anomalies and the bedrock beneath the TL anomalies.  Phase II will largely consist of additional RC drilling, contingent on the results of the first phase.

On the Mubende Property Phase I exploration work will consist of a test program of augering and pitting in selected drainages, to select the best method of sampling the stream sediments across the area.  Recovered gold particles will be examined to determine their provenance, and the anomalies resulting from the sediment sampling will be followed up with TL soil sampling.  Phase II will consist of infill TL soil sampling and detailed geological mapping in the most promising areas, contingent on the results of the first phase.

On the Mitoma Property Phase I will consist of shallow RC drilling to test the principal soil anomalies on the Kahungye and Rugoma licenses.  Infill/confirming stream sediments will be taken on the Kabira licenses to the south, as well as TL soils to follow up the sediment anomalies.  Phase II will include infill soil sampling at Kabira as well as additional RC drilling at Kahungye-Rugoma, contingent on the results of the initial holes, and at Kabira if warranted by gold-in-soil anomalies.

On the Mwerusandu Property Phase I will include additional sediment sampling at Kiana and Mwerusandu, followed by TL soil sampling and mapping over areas of interest.  The soil sampling will include extension to the south of the existing anomalous zone at Nyamulindira, with lines oriented both east-west and north-south to cover the soil anomaly and a major E-W structure.  The major soil anomaly and trench mineralization at Nyamulindira will be tested with RC drilling.  Contingent on the results of the initial drilling, a second phase of RC would be required to test the depth and strike extensions of the mineralization.

The proposed total exploration budget outlined in the Uganda Technical Report for the Phase I exploration programs on all four properties is $1,031,000.  The proposed budget for the Phase II exploration programs is $594,000, making the aggregate exploration budget on all four properties $1,625,000.

Mashonga Property

The following disclosure with respect to the Mashonga Property is based on the technical report dated October 10, 2007 (the “Mashonga Technical Report”) prepared by Martin J. Taylor, which is attached to this annual report as an exhibit.

Property Description and Location

The Mashonga Property is located some 320 km southwest of the capital Kampala in the Bushenyi district of southwestern Uganda. The property is approximately centred at Latitude 0° 25’S and Longitude 30° 10’E.  The property consists of two Exploration Licenses covering an area of 460.50 sq. km, within which there are three contiguous Location Licenses (previously LL0065) totalling 0.37 sq. km that cover the workings of a mine (the “Mashonga Mine”) that was previously operated on the Property.

Geological Setting

The Mashonga region is largely underlain by Igara Group quartz-muscovite schists, quartzites and phyllites of the PalaeoProterozoic Buganda-Toro System.  Younger granitic intrusions occur and there is evidence of mafic-ultramafic igneous intrusive bodies (gabbroic or diorite). North of the Mashonga Mine the Igara rocks are covered unconformably by Buhweju Group quartzites and conglomerates of the MesoProterozoic Karagwe-Ankolean System. North-south trending fold axes from isoclinal folded sequences are reported as well as N-S and E-W trending structures (shears?).  The drainages in the mine area trend southeast, suggesting there is a regional structure parallel to this.

The Buganda-Toro and Karagwe-Ankolean systems have been extensively folded into tight synclines and anticlines, with upright axial planes and, in the southern and central Mashonga area, the former has been intruded by synorogenic porphyritic gneissic adamellites to post-orogenic biotite-bearing alkaline granites and leucocratic, sub-alkaline, per-aluminous granites (“tin granites”).  Historical economic Sn, tungsten (“W”), beryllium (“Be”), niobium (“Nb”)/tantalum (“Ta”) deposits occur in similar rocks to the south of the Mashonga Property, hosted within the metasediments on the periphery of the granites.  The presence of abundant quartz veining, several gold occurrences and the Sn-W-Be-Ta mineralization in this environment support the typical hydrothermal and epithermal activity of the Intrusive-Related Gold model driving the exploration.

Informal gold production from the Mashonga Mine is reported to come from an east-west trending sheared quartz-vein zone. The mineralized shear appears to be hosted by quartz-muscovite schist, at the contact between the schist and granitic rock.  The wallrock of the mine pit, much of which is now filled by slumped material, is comprised of schist and kaolinitized granite with pegmatitic veins and quartz stockwork veining. In addition a quartz-mica schist that may be a recrystallized mafic (or ultramafic) rock was observed by Magnus and the author of the Mashonga Technical Report on the mine dumps that are reported to come from the pit/underground workings.

Mineralization

Artisanal gold production from the Mashonga Mine is reported to come from an east-west trending sheared-quartz vein zone, tentatively interpreted by Magnus to be a splay off a northwest-trending regional structure. The open cut that was being mined in 2006 has now slumped in after the heavy rains of the past nine months.  The mineralized shear appears to be hosted by quartz-muscovite schist, or at the contact between the schist and granitic rock. Parts of the open cast wallrock are kaolinitized granite with pegmatitic veins and a quartz stockwork.  There is abundant evidence of gold artisanal activity outside of the Mashonga Mine itself, none of which is well documented. Alluvial and colluvial mining is widespread, including reworked gravel beds or raised terraces.

Previous work at Mashonga by exploration companies and UNDP/government surveys has placed the bedrock mineralization into one of two main styles: shear zone/vein-hosted or conglomerate-hosted (the Lubare ridge north of Mashonga).  Rock sampling in the past has therefore targeted either quartz veining with alteration haloes and conglomerates at the contact with quartzites. The presence of anomalous platinum group elements (“PGE”) values in rock samples from the mine area and possibly anomalous Terra Leach soils from further east suggest the gold mineralization in the Buganda-Toro sediments may have a significant PGE association.

In the Mashonga area the Company believes there is an Intrusive Related Gold (IRG) style of mineralization. This model takes into account both large veins which occur on the margins of granite bodies as well as granite hosted sheeted, stockwork or pegmatitic veins. In the larger veins such as mined at Mashonga, high gold grades can be expected.  An economic deposit, however, is more likely to be a lower grade, granite hosted system which calls for alternative exploration techniques (multi-element geochemistry, IP to detect zones of silicification, magnetic halo anomalies, recognition of metal/element assemblages and unique features such as unidirectional solidification textures, greisens and pegmatites.

The Mashonga area also bears some similarities to the Banro Corp. Twangiza deposit in the eastern Democratic Republic of the Congo (“DRC”), though the same level of sulphides has yet to be identified at Mashonga. Strongly anomalous arsenic-in-soil values in the vicinity of the Mashonga Mine suggest significant arsenopyrite does occur.  The Twangiza auriferous sulphides (pyrite, arsenopyrite) are hosted in similar metasediments, along the hinge zone of an anticline with associated mafic and feldspar-porphyry intrusions. The sulphides occur both in quartz-carbonate veins and as disseminations through the metasediments and intrusives.

Exploration

The Company has carried out several limited due diligence programs on the Mashonga Property and has acquired the data for similar exercises in 2005-2007 by Flemish Investments Limited (“FIL”) and Oryx Mining and Exploration Ltd. (“Oryx”).  The Company only started formal exploration on the Property in September 2007 with mapping of the mine area and regional soil sampling.  Prior to the Company’s acquisition of the Property, the due diligence exploration activities conducted by FIL and Oryx comprised: stream sediment heavy mineral concentrate (HMC) sampling; Terra Leach and fire assay soil geochemistry; and rock grab sampling.

In September 2005 FIL carried out a soil orientation program east and west of the Mashonga Mine to compare the TL and fire assay (“FA”) analytical methods.  Samples were taken at 50 m intervals, closing to 25 m over the projected strike of the mineralization.  Sampling lines were located 200 m east and 300 m west of the mine workings to avoid contamination.  The soil profile on both lines was a deeply weathered red to light red clay soil.

The Fire Assay results show several elevated values on both lines while the Terra Leach results exhibit stronger anomalous values over a broader zone.  These soil results confirmed the soil anomaly discovered by a previous company that explored the Property, African Precious Metals (“APM”), and suggest the mineralization exposed in the mine workings is open to the west.  Together with the APM gold-in-soil anomaly they have defined a drill target along a 1 km-wide zone trending from NW to SE, with a strike of at least 2 km and open to the southeast.

In March 2007 a further 60 Terra Leach samples were collected by Oryx along the ridges to the west and east of the principal APM gold-in-soil anomaly.  Given the known anomalous nature of the area sampled it was no surprise that the background levels for gold in particular as well as arsenic and bismuth were higher than would be expected for a regional survey.  The principal gold anomaly on the eastern line (in samples Y3031-Y3043 inclusive) coincides with and corroborates the core of the previous APM gold-in-soil anomaly.

In October 2006 Magnus collected a total of 16 rock grab samples as part of its due diligence process.  In addition two samples (15406 and 15407), supposedly from the bottom of the Mashonga pit, were provided by the property owner, John Muruli. All of the samples were analyzed at SGS-Lakefield in Johannesburg for gold, PGE and base metals.  None of the samples collected from the mine area by Magnus returned assays indicative of gold mineralization.  One sample from Mashonga East, by artisanal workings on the west side of the APM gold-in-soil anomaly, returned a gold analysis of 9.74 ppm.  The two samples of sulphide-rich quartz-muscovite schist provided by Mr. Muruli, however, returned very high gold values.  Sample 15406, reportedly from the footwall to the main vein structure, gave 43.9 ppm Au, 1.89 ppm Pt and 1.84 ppm Pd.  High values were also returned for Ag (170 ppm), As (120 ppm), Bi (2230 ppm), Pb (1560 ppm), Sn and W.  Repeat assays on this sample in June 2007 closely confirmed the gold value.  Platinum repeated at 0.16 and 0.45 ppm, while Pd gave 0.14 and 1.04 ppm.  Sample 15407, reportedly from the hanging-wall to the main vein structure, also returned a very high gold value of 27.6 ppm Au.  A Bi value of 2630 ppm was accompanied by 220 ppm Pb and elevated Sn, W, Pt and Pd.

These results corroborate high grades reported by APM.  The coordinates for the APM samples were never provided to Mr. Muruli, however.

In February 2007 a further 10 rock samples were collected by Oryx from the vicinity of the mine during its due diligence on the Property.  Two of these, both black schists from the mine dump, returned high precious-metal values.  Sample L0643 gave 58.8 ppm Au, 4.15 ppm Pt, 3.68 ppm Pd, 672 ppb Rh, 97 ppb Ru, 117 ppb Ir, >1000 ppm Pb and elevated Bi, Sn and W.  Sample L0645 gave 22.6 ppm Au, 0.64 ppm Pt. 0.77 ppm Pd, 92 ppb Rh, 37 ppb Ir, >1000 ppm Pb and elevated Bi, Sn and W.  Both of these samples are dump grabs, supposedly the altered and sheared mafic rock from the mine.  Neither Magnus nor the author of the Mashonga Technical Report was able to observe this lithology in-situ nor have the mine workings been channel-sampled.

During June 2007, five rock grab samples and one HMC were collected from the mine dumps at Mashonga by Magnus. The samples collected were the same recrystallized mafic schists that reported high gold and PGE’s in sampling mentioned above (L0643 and L0645), as well as from granite pegmatite veins. Samples were submitted to SGS-Lakefield in Johannesburg.  Two repeat analyses were also carried out on sample 15406 from the Mashonga Mine.

In October 2006 Magnus collected 4 heavy-metal concentrate (HMC) from streams in the Mashonga Mine area.  Three were collected from drainages on the east side of the APM gold-in-soil anomaly and one from southwest of the Mashonga Mine.  One additional sample was collected in February 2007.  The results of the HMC confirm elevated levels of gold in streams draining the area of the gold-in-soil anomaly.  In one sample, 15419, high values of 537 ppm Au and 1.93 ppm Pd were returned from a stream draining past artisanal workings.  This sample also had anomalous Bi and Cu values.

Future Plans

The future plans with respect to the Mashonga Property described below are based on the recommendations provided in the Mashonga Technical Report and reflect the intentions of the Company as of the date of this Annual Report.  However, the Company may change such future plans if warranted.

On the Mashonga Property Phase I exploration by Magnus should consist of shallow RC drilling to test the principal soil anomaly east of the mine, as well as drilling beneath and on strike close to the mine workings.  Detailed mapping of the area east and west of the mine should be carried out as well as reconnaissance-scale mapping and soil sampling on EL 0059 south of the mine.  The results of the 2006-2007 World Bank-sponsored airborne geophysics should be acquired for the Property area.

Phase II would principally consist of additional RC drilling, contingent on the results of the initial holes, both deeper into the bedrock and to expand the area of mineralization.  Any new soil anomalies would also be tested with shallow RC drilling.  Detailed ground magnetic surveys may be appropriate to follow up the airborne results and consideration should be given to the use of IP.  In the IP surveys the resistivity component can assist in interpreting structures and detecting quartz-vein systems.

The proposed total exploration budget for the Mashonga Phase I exploration program is $319,000.  The proposed budget for the Mashonga Phase II exploration program is $515,000, making the aggregate exploration budget on the Mashonga Property $834,000.

Leased Office Space

The Company currently leases four administrative offices: in Vancouver, British Columbia, Canada; in Kunming, China; in Las Vegas, Nevada; and in London, United Kingdom.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approximate monthly cost
Suite 550-1055 West Hastings Street, Vancouver, BC, Canada V6E 2E9	4,900 Square feet	23 months (expires May 30, 2008)	Cdn.$9,422

Dushimingyuan Bldg., No. A-2708, Central Renmin Road, Kunming City, Yunnan Province 650031, People’s Republic of China	1,000 Square feet	1 year (expires March 31, 2008)	USD$1,520 per month until Dec. 31, 2007; USD$727 thereafter

101 Convention Center Drive, 7th Floor, Las Vegas, NV, USA 89109	Shared Space, 2,500 square feet	One year (expires April 30, 2008)	USD$167

1 Berkeley Street, London, UK, W1J 8DJ	Shared Space, 1,500 square feet	Month to month	USD$500

ITEM 3.   LEGAL PROCEEDINGS

In the year ended July 31, 2007 Long Teng Mining settled  litigation over responsibility for injuries allegedly sustained by an individual on a road leading to the Huidong Property.

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

Quarter Ended

2003	High Trade	Low Trade
April 30	0.025	0.015
July 31	1.50	0.03
October 31	2.25	0.505

2004
January 31	0.725	0.25
April 30	1.35	0.495
July 31	1.11	0.85
October 31	1.26	0.90

2005
January 31	1.70	1.18
April 30	2.35	1.55
July 31	1.99	1.65
October 31	1.80	1.64

2006
January 31	2.25	1.60
April 30	3.93	2.10
July 31	2.50	1.73
October 31	1.93	1.19

2007
January 31	1.40	.44
April 30.53		.35
July 31.61		.50
October 31.58		.37

Holders

As of October 31, 2007, Magnus had at least 223 shareholders of record.

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

Recent Sales of Unregistered Securities

On November 23, 2006, the Company issued 350,000 units due to the closing of the Company’s private placement at $1.00 per unit for total proceeds of $350,000. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until November 23, 2008.

On May 1, 2007 the Company issued 6,000,000 common shares and 200,000 Series B preferred shares as consideration for the acquisition of AMF valued at the historical cost of the underlying assets acquired, since the transaction was between related parties. The stock capital recognized for the Company’s shares issued in the acquisition transaction is equal to the par value of the shares. The historical cost of the net assets of AMF is a negative value. The excess of the par value of the Company’s shares issued as consideration over the adjusted book value of net assets of AMF has been allocated to additional paid-in capital.

On May 2, 2007, the Company issued 4,750,000 units due to the closing of the Company’s private placement at $0.40 per unit for total proceeds of $1,900,000. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until May 2, 2009.  In connection with this issuance of units, the Company granted registration rights for the shares issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than May 15, 2007 (subsequently amended to June 15, 2007, the “Scheduled Filing Deadline”) to register the shares; and (2) to pay liquidated damages in cash in an amount equal to 2% of the proceeds of the offering if it failed to file the registration statement by the Scheduled Filing Deadline and for each month following the Scheduled Filing Deadline until the actual filing date. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages of 2% per month for the period the failure continues. As at July 31, 2007, the Company has not filed the registration statement and was obligated to pay liquidated damages. The amount of the estimated total liability for liquidated damages, $380,000, plus the estimated filing costs of the registration statement, $60,000, have been accrued in Liability for Registration Payments and have been recognized in the results of operations for the year.

At July 31, 2007, the Company had received $20,000 in cash payments in connection with payment for subscriptions to purchase 40,000 units of the Company at a price of $.50 per unit for a total proceeds of $20,000 for which the units have not yet been issued.  Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional share of common stock of the Company at an exercise price of $1.00 per share with an expiry date of two years from the date of issuance of the warrants.

Also at July 31, 2007, the Company had received $145,000 in connection with a private placement of units at $0.40, and in conjunction with this private placement the Company issued 362,500 units on August 28, 2007.  Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until August 28, 2009.

The Company has agreed to pay certain individuals units as finders’ fees for assisting the Company in raising funds in connection with its private placements in previous years of units at $0.50 (each unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each unit consisting of one common share and one half warrant, with each whole exercisable at $2.00), $1.40 (each unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.00) and $1.60 (each unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 217,189 units as finders’ fees at July 31, 2007, with each unit valued at the same price as the units placed. In addition, the Company paid or accrued $221,200 in cash in the year ended July 31, 2007 to other consultants as finders’ fees in respect of private placements in 2007.

On November 8, 2007, the Company received a subscription and funds for 1,600,000 units in a private placement at $0.40 per unit for total proceeds of $640,000. The units have not been issued yet. Each unit will consist of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until November 8, 2009.  In connection with this subscription for units, the Company granted registration rights for the shares issued to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; and (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

ITEM 6.   SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
Loss from Continuing Operations	3,334,437	6,976,433	2,051,850	1,737,327	35,282
Loss from Continuing Operations per share	0.08	0.20	0.08	0.08	0.00
Total Assets	654,979	1,251,451	2,233,599	838,169	23

See notes 1 and 5 to the financial statements included herein for details of business combinations and components held for sale which affect the comparability of this data.

See Item 1A herein for explanation of risk factors which may cause this data not to be indicative of  future financial condition or results of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2007, and the related notes thereto.

Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of precious and base metals.  To this end, the Company has entered, and plans to enter, into various property agreements (see “Description of Business” above).  Some of these agreements require the Company to contribute capital toward the exploration and development of various properties while requiring the joint venture partner to obtain or contribute mineral rights for desirable mineral properties, and obtain all required permits and licenses to commence exploration and mining activities. In other cases, the Company obtains these licenses and permits itself.

Outlook

Mineral prices rose slightly during our last fiscal year. At July 31, 2007, the price of gold was $663.60 per ounce compared to $634.40 at July 31, 2006, representing an increase of approximately 4.5%. Similarly, the value of copper and the value of silver both increased during the same period. Management believes that this trend will continue, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,167,532 at July 31, 2007.

Total cash requirements stipulated under the Company’s Huidong Agreement with Team 209 of China calls for a $5,000,000 equity investment into Yunnan Long Teng Mining Ltd. by Magnus.

Under the Huidong Agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of July 31, 2007 the Company had contributed $3,509,969 to the joint venture company. . The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company met the contribution obligations required to be made by the third anniversary of the business license issuance.

Total cash requirements stipulated under the Company’s Mwerusandu and Mitoma Agreements is $4,280,000.

Under the Mwerusandu Agreement, AMF can earn a 100% interest in the Mwerusandu Property by: (1) making cash payments to EAMR of US$45,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares to EAMR (such AMF shares were subsequently exchanged for Magnus shares pursuant to the terms of the AMF Acquisition Agreement under which Magnus acquired AMF; see above), and to July 31, 2007 has made $54,966 of exploration expenditures on the Mwerusandu optioned licenses.

Under the Mitoma Agreement, AMF can earn a 100% interest in the Mitoma Property by: (1) making cash payments to EAMR of US$235,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares (subsequently exchanged for Magnus shares pursuant to the AMF Acquisition Agreement), and to July 31, 2007 has made $101,382 of exploration expenditures on the Mitoma optioned licenses.

Total cash requirements stipulated under the Company’s Mashonga Agreements is $4,650,000.  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4,000,000 in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.

The Company will need to raise additional funds through private placements in order to meet its future investment requirements in the above properties. While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company's consolidated net loss for the current fiscal year was $4,502,428 or $0.11 per share compared to the previous year’s consolidated net loss of $9,401,834 or $0.27 per share for a net decrease of $4,899,406. The net loss in the year ended July 31, 2005 was $3,771,493, or $0.15 per share.  The largest expense in 2007 was related to the cost of exploration of the properties in China and Uganda (see “Property Agreements”). The second largest expense in 2007 was related to registration payment arrangements and the third largest to stock option-based compensation.

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on the Company’s properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

We are committed to contribute at least $5,000,000 to the Long Teng Mining joint venture company under the Huidong Agreement, of which $3,509,969 was contributed by July 31, 2007.  In addition, the Company is committed to make total cash payments and exploration expenditures of $2,035,000 under the Mwerusandu Agreement (of which $89,966 was paid by July 31, 2007), $2,235,000 under the Mitoma Agreement (of which $271,382 was paid by July 31, 2007) and $4,650,000 under the Mashonga Agreement (of which $0 was paid by July 31, 2007).

Exploration expenses totaled $1,645,479 in 2007, including geological expenses, exploration licenses and expenses included in the loss from operations of components held for sale. The decrease of $ 1,606,313 from the total of $3,251,792 in 2006 is due to the decrease in exploration activity at the properties in China, partly offset by approximately $300,000 exploration expenses incurred on the African projects since the acquisition of African Mineral Fields at the beginning of the fourth quarter. The increase of $ 126,955 from the total of $1,518,524 in 2005 is due to the fact the Company had only one project in China in 2005 and none in Africa.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $246,772 in the current fiscal year compared to $2,808,692 in the previous year and $305,306 in 2005, representing a decrease of $2,561,920 from 2006 and decrease of $58,534 from 2005.  The decrease is due to the cessation of an investor relations program carried out in the previous year, and decrease in costs due to a decrease in activity in China.  Included in these costs are travel expenses for executives and geologists to China and Uganda, travel to various conferences, and other miscellaneous office expenses.

Registration payment arrangements

See Part II, Item 5 above, and Note 9 to the financial statements included herein for details on the registration payment arrangements.

Stock-based compensation

Stock-based compensation expenses of $411,546 decreased by $656,596 from $1,068,142 in 2006 and by $161,104 from the total of $572,650 in 2005. The decrease from 2006 is due to options granted in 2004 becoming fully vested prior to 2007, to expiry of options on termination of grantees, and to options granted to an investor relations firm in 2006 with immediate vesting, which did not recur in 2007. The decrease from 2005 is due to 2004 options becoming fully vested prior to 2007, partly offset by new options granted in 2006.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $2,614,207 in the current fiscal year compared to cash uses of $7,785,499 in the previous year and $2,794,681 in 2005.

The decrease of $5,171,292 is attributable to the exploration, administration and investor relations activity decreases noted above.

Financing Activities

The Company received cash from financing activities of $2,756,377 in the current fiscal year compared to $6,673,919 in the previous year and $4,155,805 in 2005.

At July 31, 2007, the Company had received $20,000 in cash payments in connection with a private placement of units at $0.50 and 145,000 in connection with a private placement of units at $0.40 for which the unit had not yet been issued.  These units have subsequently been issued.

Financing activities for the year are described fully above under “Recent Sales of Unregistered Securities”.

Liquidity and Capital Resources

At July 31, 2007, the Company's total assets were $654,979 as compared to $1,251,451 the previous year. Long-term liabilities as of July 31, 2007 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $2,167,532 at July 31, 2007.  The Company has received payment for additional subscriptions to purchase 382,500 units of the Company (see above under “Financing Activities”), and intends to do additional financings in the future.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, investor relations and operations (including financial commitments with respect to the Huidong Property in China and the Mwerusandu, Mitoma and Mashonga Properties in Uganda, as described above).

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $19,413,082 as of July 31, 2007.  As of July 31, 2007, the Company had a total of $433,569 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Magnus International Holdings (BVI) Inc., Yunnan Long Teng Mining BVI Inc., Golden River Resources Corp., African Mineral Fields Inc., African Mineral Fields Limited, Gravity Spin Event Marketing, Inc. and

Magnus Resources (HK) Limited and its 90%-owned subsidiaries, Yunnan Long Teng Mining Ltd. and Yunnan Western Mining Ltd.  All significant inter-company balances and transactions are eliminated. The statement of operations includes the results of operations for AMF since May 1, 2007, the date of acquisition.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at July 31, 2007, the Company did not have proven or probable reserves.

Transactions with Related Parties / Subsequent Events

Effective May 1, 2007, Magnus entered into and closed the AMF Acquisition Agreement, with Magnus International Holdings (BVI) Inc., AMF, Peter Chen, Gavin Conway, Flemish Investments Limited, Michael Raven, Glenda Taufen, Excel Capital Corp., Emerson Capital Corp., Michael Tan and East African Mineral Resources, with respect to the acquisition by Magnus International Holdings (BVI) Inc. of all of the issued and outstanding shares in the capital of AMF.  In exchange, the shareholders of AMF received six million shares of common stock of the Company and 200,000 Series “B” preferred shares (convertible into two million shares of common stock of the Company upon certain mineral resource and reserves being established on certain of the Company’s Ugandan properties).

In August 2007 the Company was granted three exploration licenses in Uganda and an additional license was transferred to the Company from a third party.

On August 28, 2007, the Company issued 362,500 units due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $145,000. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $0.80 per warrant share until August 28, 2009.

On August 30, 2007, Magnus, through its wholly-owned subsidiary, AMF, entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting mineral exploration licenses covering 460.84 square kilometers of land in Uganda (the “Mashonga Property”).  Under the joint venture agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties will form a new joint venture company to further explore and develop the Property.

On September 17, 2007, the Company incorporated a Uganda company under the name “African Mineral Fields Limited”.  Transfer of exploration licenses in Uganda to African Mineral Fields Limited is pending.

On October 15, 2007, Graham Taylor, the President and Chief Executive Officer of the Company, surrendered for cancellation the 100,000 issued and outstanding Series “A” preferred shares and those shares were cancelled by the Company.

On November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee. Of the 300,000 options, 50,000 vested immediately and the remainder of 250,000 will vest evenly over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

On November 8, 2007, the Company received a subscription and funds for 1,600,000 units in a private placement at $0.40 per unit for total proceeds of $640,000. The units have not been issued yet. Each unit will consist of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until November 8, 2009.  In connection with this subscription for units, the Company granted registration rights for the shares issued to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; and (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Chinese Renminbi (“RMB”) has been informally pegged to the USD.  However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s consolidated financial reporting and make realistic revenue projections difficult.  In July 2005 the Renminbi was allowed to rise 2%.  This has not had an appreciable effect on our operations and seems unlikely to do so.

As Renminbi is used for expenditures by Magnus and its subsidiaries in conducting their operations in China, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.

In Uganda, the currency is the Ugandan shilling.  On October 31, 2007, the exchange rate was Ushs 1,708=US$1.00.

Interest Rate

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the PRC’s perennial balance of trade surplus).  In Uganda, interest rates are generally stable.  Loans of the Company, if any, typically relate to trade payables and are short term.  However, the Company’s debt is likely to rise if it develops a physical plant in connection with any of its mineral properties, and if interest rates rose at the same time this could have a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

34

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Financial Statements

                                                                                                                                                                      Index

Report of Independent Registered Public Accounting Firm dated November 10, 2006..................................... F-2

Consolidated Balance Sheet........................................................................................................................... F–4

Consolidated Statement of Operations............................................................................................................ F–6

Consolidated Statement of Cash Flows .......................................................................................................... F–7

Consolidated Statement of Stockholders’ Equity (Deficit)................................................................................ F–9

Notes to the Consolidated Financial Statements.............................................................................................. F–10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Magnus International Resources Inc.
 (A development stage company)

We have audited the accompanying consolidated balance sheet of Magnus International Resources Inc. (a development stage company) as of July 31, 2007 and July 31, 2006, the related consolidated statements of stockholders’ equity (deficit), operations and cash flows for the years ended July 31, 2007 and July 31, 2006 and for the period from August 1, 2002 (re-entered into developing stage on June 2, 2003 described in Note 2) to July 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of July 31, 2005 and for the cumulative period from August 1, 2002 to July 31, 2005 were audited by other auditors whose reports dated October 31, 2003, October 15, 2004 and November 15, 2005 expressed unqualified opinions on those statements.  The financial statements for the period from August 1, 2002 to July 31, 2005 include total revenues and net loss of $nil and $5,585,963 since inception ($77,143 before re-entering into developing stage and $5,508,820 after re-entering into developing stage), respectively.  Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period August 1, 2002 (re-entered into developing stage on June 2, 2003) to July 31, 2007, insofar as it relates to amounts for prior periods through July 31, 2005 is based solely on the reports of other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2007 and July 31, 2006 and the results of its operations and its cash flows for the years ended July 31, 2007 and July 31, 2006, and for the cumulative period from August 1, 2002 (re-entered into developing stage on June 2, 2003) to July 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

November 14, 2007

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$433,569	$414,695
Advances receivable from related party (Note 11)	-	21,292
Prepaid expenses and other	86,800	30,975
Current assets of component held for sale (Note 5)	-	39,194
Deposit receivable (Note 3)	-	250,000

Total current assets	520,369	756,156

Fixed assets (Note 4)	134,610	185,379
Assets of component held for sale (Note 5)	-	309,916
Investment in Joint Ventures (Note 5)	-	-
Mineral Property Licenses (Note 5)	-	-

Total assets	$654,979	$1,251,451
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $25,029 (2006 - $125,107) (Note 11)
	$231,539	$168,619
Accrued liabilities including related party liabilities of $67,672 (2006 - $65,179) (Note 11)
	356,638	184,113
Liabilities for registration payments (Note 9)	440,000	-
Liabilities of components held for sale (Note 5)	602,239	380,578
Loans from shareholders (Note 6)	1,057,485	-

Total current liabilities	2,687,901	733,310

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 5, 7, 9, 11, 12, 13)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 9)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 49,541,490 (2006 - 40,763,654)	49,542	40,764
Preferred stock (Note 10)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
100,000 Series "A"	100	100
200,000 Series "B"	200	-
Subscriptions received	165,000	150,000
Promissory notes receivable for subscriptions	-	(2,844,651)
Common stock to be issued	537,620	542,820
Additional paid-in capital	16,757,613	17,631,608
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(19,413,082)	(14,910,654)
Accumulated other comprehensive income (loss)	(52,772)	(14,703)

Total stockholders' equity (deficit)	(2,032,922)	518,141

Total liabilities and stockholders' equity (deficit)	$654,979	$1,251,451
	============	============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

				Exploration stage through July 31, 2007
	Years Ended July 31
	2007	2006	2005

EXPENSES
Consulting	$345,548	$1,022,398	582,611	$2,284,995
Finder fees	-	-	32,375	674,375
Investor relations (Note 11)	37,798	1,728,729	24,777	1,791,304
Legal and professional fees	307,367	374,253	146,737	972,323
Exploration licenses	67,515	745,277	-	812,792
Geological expenses	603,313	367,979	-	971,292
Amortization	47,823	31,780	25,634	105,884
Salaries and benefits	310,541	246,302	138,500	795,528
Stock-based compensation (Note 12)	411,546	1,068,142	572,650	2,329,043
Registration payment arrangements (Note 9)	440,000	-	-	440,000
Travel	188,696	379,539	248,037	878,904
Write-down of impaired assets (Note 5)	365,316	-	-	365,316
Other administrative expenses	208,974	1,012,034	280,529	1,678,291

Total expenses	3,334,437	6,976,433	2,051,850	14,100,047

Net (loss) from continuing operations	(3,334,437)	(6,976,433)	(2,051,850)	(14,100,047)

Loss from operations of components held for sale (Note 5)	(1,167,991)	(2,425,401)	(1,719,643)	(5,313,035)

Net (loss) for the year	(4,502,428)	(9,401,834)	(3,771,493)	(19,413,082)

Other comprehensive income (loss)
Foreign currency translation	(38,069)	(14,703)	-	(52,772)

Comprehensive (loss)	$(4,540,497)	$(9,416,537)	(3,771,493)	$(19,465,854)
	===========	===========	===========	===========

Net loss per common share - basic and fully diluted:

Net (loss) from continuing operations	$(0.08)	$(0.20)	(0.08)
	===========	===========	===========
Net (loss) for the year	$(0.11)	$(0.27)	(0.15)
	===========	===========	===========

Weighted average number of common stock outstanding
	42,073,618	34,808,816	24,599,234
	===========	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

				Exploration stage through July 31, 2007
	Years Ended July 31
	2007	2006	2005

Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(4,502,428)	$(9,401,834)	(3,771,493)	$(19,413,082)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	411,546	1,068,142	572,650	2,329,043
Stock issued / allotted for services and licenses	-	255,000	500,000	1,369,000
Amortization of fixed assets	100,991	77,980	25,634	205,252
Imputed interest on loans from shareholders	29,322	-	-	29,322
Loss on dispositions and writedowns of fixed assets	345,203	3,300	-	348,503
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(20,019)	54,939	(51,100)	(72,286)
Deposit receivable	250,000	(250,000)	-	-
Assets of component held for sale	39,194	(30,354)	(8,840)	-
Accounts payable and accrued liabilities	70,323	293,221	(298,002)	423,056
Liabilities for registration payments	440,000	-	-	440,000
Liabilities of component held for sale	221,661	144,107	236,470	602,238
Net cash and cash equivalent from (used in) operating activities
	(2,614,207)	(7,785,499)	(2,794,681)	(13,738,954)

Cash and cash equivalent from (used in) investing activities:
Advance from (to) joint venture company	-	-	500,000	-
Cash included in acquisition of African Mineral Fields Inc.	282	-	-	282
Purchase of capital assets	(68,990)	(287,077)	(302,408)	(667,730)

Net cash and cash equivalent from (used in) investing activities
	(68,708)	(287,077)	197,592	(667,448)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	100	-	100
Options exercised	-	573,000	-	573,000
Warrants exercised	-	2,969,332	620,000	3,589,332
Subscriptions received	2,265,000	3,242,325	3,535,805	10,370,384
Finders' fees paid in respect of private placements	(221,200)	-	-	(332,038)
Loans from shareholders	712,577	(110,838)	-	712,577

Net cash and cash equivalent from financing activities	2,756,377	6,673,919	4,155,805	14,913,355

Effect of exchange rate changes on cash	(54,588)	(18,819)	-	(73,407)

Increase in cash and cash equivalent	18,874	(1,417,476)	1,558,716	433,546

Cash and cash equivalent, beginning of period	414,695	1,832,171	273,455	23

Cash and cash equivalent, end of period	$433,569	$414,695	1,832,171	$433,569
	========	========	========	==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC. (An Exploration Stage Company) Consolidated Statement of Stockholders' Equity (Expressed in US Dollars)

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Stockholders’ Equity

Balance July 31, 2002	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ 2,362	$ 59,008	$ -	$ (109,417)	$ (26,504)
Capital contributed by shareholder	-	-	-	-	-	-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-	-	-	-	-	-	(6,471)	-	-	(6,471)
Net income for the year	-	-	-	-	-	-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003	21,543,200	$ 21,543	$ -	$ -	$ -	$ -	$ -	$ 55,623	$ -	$ (77,143)	$ 23
Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	-	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	-	190,000	-	-	-	-	190,000

Shares subscription received	-	-	-	1,327,254	-	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	-	276,705	-	-	276,705
Net loss for the year	-	-	-	-	-	-	-	-	(1,737,327)	-	(1,737,327)

Balance July 31, 2004	22,543,200	$ 22,543	$ -	$ 1,327,254	$ -	$ 190,000	$ -	$ 755,328	$ (1,737,327)	$ (77,143)	$ 480,655
			-		-
Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	-	3,535,805
Stock Based compensation	-	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818	7,337	-	(3,748,409)	-	-	-	3,741,072	-	-	-
Exercise of Warrants ($1.00)	620,000	620	-	-	-	-	-	619,380	-	-	620,000
285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	-	500,000	-	-	-	-	500,000
Net loss for the year	-	-	-	-	-	-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005	30,500,018	$ 30,500	$ -	$ 1,114,650	$ -	$ 690,000	$ -	$ 5,688,430	$ (5,508,820)	$ (77,143)	$ 1,937,617

Share subscriptions received	-	-	-	3,242,325	-	-	-	-	-	-	3,242,325
Shares allotted as finders' fees	-	-	-	-	-	287,820	-	(287,820)	-	-	-
Finders' fee paid in cash	-	-	-	-	-	-	-	(110,838)	-	-	(110,838)

Finders' fee shares issued	200,000	200	-	-	-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	-	1,068,142	-	-	1,068,142
Shares issued pursuant to subscriptions	3,456,550	3,456	-	(3,871,975)	-	-	-	3,868,519	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	2,969,332	-	-	-	-	-	-	2,969,332
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	5,175,372	5,176	-	(6,148,983)	-	-	-	6,143,807	-	-	-
Shares issued pursuant to exercise of Options	1,146,000	1,146	-	-	-	-	-	571,854	-	-	573,000
Shares issued pursuant to agreement	285,714	286		-	-	(500,000)	-	499,714	-	-	-
Preferred stock subscribed and issued	-	-	100	-	-	-	-	-	-	-	100
Net loss for the year	-	-	-	-	-	-	(14,703)	-	(9,401,834)	-	(9,416,537)

Balance July 31, 2006	40,763,654	$ 40,764	$ 100	$ 150,000	$(2,844,651)	$ 542,820	$ (14,703)	$ 17,631,608	$(14,910,654)	$ (77,143)	$ 518,141

Share subscriptions received	-	-	-	2,265,000	-	-	-	-	-	-	2,265,000
Reversal of allottment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fee paid or payable in cash	-	-	-	-	-	-	-	(221,200)	-	-	(221,200)
Stock-based compensation	-	-	-	-	-	-	-	411,546	-	-	411,546
Shares issued pursuant to subscriptions	5,100,000	5,100	-	(2,250,000)	-	-	-	2,244,900	-	-	-

Shares issued pursuant to acquisition of African Mineral Fields Inc.	6,000,000	6,000	200	-	-	-	-	(501,434)	-	-	(495,234)
Shares issued for promissory notes cancelled	(2,322,164)	(2,322)	-	-	2,844,651	-	-	(2,842,329)	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	29,322	-	-	29,322
Net loss for the year	-	-	-	-	-	-	(38,069)	-	(4,502,428)	-	(4,540,497)

Balance July 31, 2007	49,541,490	$ 49,542	$ 300	$ 165,000	$ -	$ 537,620	$ (52,772)	$ 16,757,613	$(19,413,082)	$ (77,143)	$ (2,032,922)
	=======================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
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

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The company owns 90% of the issued shares of Long Teng as at July 31, 2006.  The activities of Long Teng are governed by the joint venture agreement. See Note 5.

The Company owns 100% of Golden River Resources Corp. (“Golden River”). Golden River is participating in a co-operative joint venture in China. Under the joint venture, Golden River acquires a 90% interest in the sino-foreign joint venture company Yunnan Western Mining Ltd. (“Western Mining”) by making capital contributions on the schedule required by the joint venture agreement. Golden River has recognized its interest in Western Mining as 90%. See Note 5.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

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

On May 1, 2007, the Company closed a share purchase agreement by which the Company acquired all of the issued and outstanding shares in the capital of African Mineral Fields Inc. (“AMF”), a company incorporated under the laws of the British Virgin Islands. The Company’s chief executive officer indirectly held a controlling interest in AMF, and was the chief executive and a director of AMF, prior to the acquisition. In exchange, the shareholders of AMF received six million shares of common stock of the Company and 200,000 Series “B” preferred shares. See also Notes 5, 9 and 10.

Through the acquisition of African Mineral Fields Inc., Magnus has acquired a 100% interest in two gold projects, Lugazi and Mubende, and an exclusive option to acquire 100% interest in a further two gold properties, Mwerusandu and Mitoma, in Uganda. See Note 5.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Golden River, Gravity Marketing, Magnus BVI and Magnus HK, AMF and its 90%-owned subsidiaries, Long Teng and (indirectly) Western Mining.  All significant inter-company balances and transactions are eliminated. The statement of operations includes the results of operations for AMF since May 1, 2007, the date of acquisition.

The assets of AMF at the time of acquisition have been reflected in these financial statements at their historical cost to AMF, since the transaction was between related parties. The carrying values of AMF’s assets at time of the acquisition consisted of cash of $282 and prepaid expenses of $14,514.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2007 and 2006, the Company did not have any cash equivalents.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at July 31, 2007, the Company did not have proven or probable reserves.

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

The Company has recorded the estimated site restoration costs attributable to the work completed on the mineral properties in China to July 31, 2007 (Note 6).  In the future, the Company may have additional asset retirement obligations in respect of the mineral properties in China. Under Chinese law, companies with exploration licences may be required to incur expenses to reclaim the properties or to pay for disruption to properties. The obligations and amounts with respect to a given property are subject to negotiation with the government at the time the work on a property is completed.

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
July 31, 2007
(Expressed in US Dollars)

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

The  operations of Long Teng and Western Mining are located in China, and they maintain their accounting records in Chinese Renminbi Yuan. The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

The  operations of AMF are located in Uganda, and AMF maintains its accounting records in US dollars. The functional currency is the US dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended July 31, 2007 and 2006 because common stock equivalents consisting of options to acquire 4,291,500 (2006 – 4,935,000) shares of common stock and warrants to acquire 3,974,874 (2006 –1,524,874) shares of common stock that are outstanding at July 31, 2007 and 2006 are anti-dilutive, however, they may be dilutive in future.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

Fair Value of Financial Instruments

The carrying value of cash, advances receivable, and accounts payable and accrued liabilities at July 31, 2007 and 2006, reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

Concentrations

The Company uses one supplier, to supply the exploration licenses and the manpower and the majority of the technical expertise for the minerals exploration for the Company’s projects in Uganda.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

analysis.  As at July 31, 2007, the Company has designated all its assets in China as held for sale, and has written down its assets in China to $nil.

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

The Company has a stock-based compensation plan that is described more fully in Note 12.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 does not have a significant impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No. 157, Fair Value Measures. This statement defines and establishes a framework for determining fair value and expands disclosures about fair

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

value measurements. This standard does not require new fair value measurements, but does define fair value for implementation of other standards that permit or require fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007. This statement is not expected to have a significant impact on future financial statements of the Company.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has applied the provisions of EITF 00-19-2 in determining the accounting for registration payment arrangements entered into by the Company in May 2007, as further described in Note 9.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This standard permits fair value measurement of certain financial assets and liabilities in an effort to eliminate volatility of earnings created by current practice. Most of the Statement applies only to companies that elect fair value. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This statement is effective for the first fiscal period beginning after November 15, 2007. This statement is not expected to have a significant impact on future financial statements of the Company.

There were various other accounting standards and interpretations issued during 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.   BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

The Company has experienced losses since the inception of the exploration stage amounting to $19,413,082 as of July 31, 2007.  As of July 31, 2007, the Company had a total of $433,569 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3.   DEPOSIT RECEIVABLE

The deposit receivable is in respect of an option to purchase a 30% interest in a rutile titanium property in central China. Under the Term Sheet Agreement, $500,000 was paid by the Company to the property owner on agreement execution, refundable in the event Magnus determines not to proceed. The Company had a 90 day due diligence period from the date of execution of the Agreement allowing the Company not to proceed if the property was deemed by the Company’s geology staff not to be economically viable. The Company has determined the property is not economically viable, and gave notice within the 90 day period that the Company would not proceed. The property owner has given verbal assurances of intention to refund the deposit but has delayed repayment for several months. To July 31, 2007, the Company has received $300,000 of the deposit refund. The Company has provided an allowance of $200,000 in case the deposit refund is not received in full.

4.   FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2007	July 31, 2006

Computer equipment	$47,055	$87,968
Computer software	49,748	46,415
Field equipment	-	141,567
Leasehold improvements	40,758	8,409

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

Office furniture and equipment	78,494	61,152
Vehicles	-	254,769

	216,055	600,280
Less: Accumulated depreciation	81,445	104,985

	$134,610	$495,295
	===========	===========

5.   MINERAL PROPERTIES AND JOINT VENTURES

To July 31, 2007, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China.

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
July 31, 2007
(Expressed in US Dollars)

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

The Company has contributed $3,509,969 to Long Teng by July 31, 2007, and has therefore met the contribution obligations required to be made by the third anniversary of the business license issuance, September 29, 2007.

The Company is seeking an opportunity to sell Long Teng. Accordingly, the Company has classified Long Teng as a component held for sale in these financial statements for 2007 and in comparative figures presented for previous periods. Should a sale not materialize, the realization of assets of Long Teng other than cash is doubtful. The Company has written down the assets of Long Teng other than cash to $nil to provide for the impairment.

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
July 31, 2007
(Expressed in US Dollars)

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

Upon closing the Letter Agreement on November 25, 2005, the Company assumed all of Golden River’s obligations and benefits under the terms of the Mangshi Joint Venture.  The terms of the Mangshi Joint Venture require Golden River to expend, through its Sino-foreign joint venture company, Yunnan Western Mining Ltd., a total of $3,010,000 on the area covered by the exploration license over a period of roughly four years.  The amended Mangshi Joint Venture capital contribution schedule, which was approved by the Yunnan Provincial government, requires the following capital contributions by the following dates: $500,000 by December 31, 2005; an additional $1,000,000 by December 31, 2006: and an additional $1,510,000 by December 31, 2007.  Increments of 30% interest in Western Mining shall be earned for every aggregate of $1,000,000 contributed by the Company.  Team 209 will retain a carried interest of 10% in Western Mining upon the completion of the contributions by the Company of the aggregate total of $3,010,000.  Further contributions by the Company beyond $3,010,000 will not dilute the 10% carried interest of Team 209. (Note 10). As at July 31, 2007, Golden River has directly contributed $1,500,470 in capital to Yunnan Western Mining Ltd.

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

The Company has classified Western Mining as a component held for sale in these financial statements for 2007 and in comparative figures presented for previous periods due to the impending Modification Agreement (see Note 1) by which the Company will cease to have an interest in Western Mining. Under the Modification Agreement the Company will receive as consideration the remaining 10% interest in Long Teng that it does not already own. Since the assets of Long Teng have been written down, there is no measurable consideration for sale of Western Mining. The Company has written down the assets of Western Mining to $nil to provide for the impairment.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

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

Under the agreement to purchase Kangding Kangma, the Company was to pay, on behalf of Long Teng, RMB 2,100,000 (approximately $253,725 US dollars) to Kangding Kangma’s owners (the “Vendors”).  RMB 1,150,000 (about US$139,026) was paid to the Vendors as of July 31, 2005, with the remaining RMB 950,000 due on the day the transfer of Kangding Kangma’s equity is successfully registered in the name of Magnus and Team 209 (in proportions of 90% and 10% respectively) and such transfer is effected and approved under Chinese law.   As of October 30, 2005, the equity in Kangding Kangma had been successfully transferred to the Deputy General Manager of Long Teng, acting as agent to Magnus.  However, the subsequent transfer of Kangding Kangma to Magnus and Team 209 was significantly delayed.

Initial exploration work conducted by the Company indicated ore grades in the Xintaizi area were insufficient to justify further exploration.  Team 209 formally agreed, in an agreement signed October 30, 2005, to assume ongoing ownership and liability for Kangding Kangma and the Xintaizi Mining License, and to compensate Magnus for the delays in the transfer of the equity.  Under the Agreement on Compensation for the Failed Transfer of Mining Rights for the Xintaizi Gold Mine in Kangding, Magnus, through Long Teng Mining, will receive 1,500,000 RMB within 20 days of execution of the Compensation Agreement.  From the date of execution of the Compensation Agreement, Team 209 has assumed all ownership and liability for Kangding Kangma and the Company has no further involvement in Kangding Kangma. The compensation was recovered by way of offset against amounts owing by Yunnan Long Teng Mining Ltd. to Team 209.

African Mineral Fields Inc.

On May 8, 2006, African Mineral Fields Inc. (“AMF”) acquired an option to acquire a group of three exploration licenses in Uganda (the “Mwerusandu Licenses”) and a group of six exploration licenses in Uganda (the “Mitoma Licenses”) from a previously unrelated third party (the “Grantor”).

In order to exercise the option on the Mwerusandu licenses, AMF is required to pay $30,000 cash immediately and another $15,000 within three months, issue 500,000 shares to the Grantor and incur $2,000,000 on exploration of the licensed properties over three years. During the year ended July 31, 2006 AMF paid the first $30,000 cash and issued the 500,000 shares to the Grantor. During the year ended July 31, 2007 AMF paid an additional $5,000 cash.

As of July 31, 2007  AMF has incurred approximately $55,000 on exploration of the Mwerusandu optioned properties and $4,500 on exploration of an additional property in the same area for which AMF has been granted a license.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

In order to exercise the option on the Mitoma licenses, AMF is required to pay $20,000 cash immediately and another $100,000 within 30 days, another $60,000 within three months and another $55,000 within six months, issue 500,000 shares to the Grantor and incur $2,000,000 on exploration of the licensed properties over three years. During the year ended July 31, 2006 AMF paid the first $120,000 cash and issued the 500,000 shares to the Grantor. During the year ended July 31, 2007 AMF paid an additional $50,000 cash.

As of July 31, 2007  AMF has incurred approximately $101,000 on exploration of the Mitoma optioned properties and $14,600 on exploration of an additional property in the same area for which AMF has been granted a license.

On September 1, 2006 the Company entered into an agreement to acquire one exploration license in Uganda (the “Lugazi license”) from the Grantor for consideration consisting of $25,000 cash, 250,000 shares with an agreed issue price of $0.05 per share or $12,500 in aggregate and additional contingent consideration of 25,000 shares of the Company for each 25,000 economically mineable ounces of gold proven in the future to be a measured and indicated resource on the property covered by the Lugazi  license, up to a maximum of 300,000 shares.

As of July 31, 2007  AMF has incurred approximately $158,000 on exploration of the Lugazi property and three additional properties at Lugazi for which AMF has exploration license applications pending.

On September 1, 2006 the Company entered into an agreement to acquire two exploration licenses in Uganda (the “Mubende licenses”) from the Grantor for consideration consisting of $25,000 cash, 250,000 shares with an agreed issue price of $0.05 per share or $12,500 in aggregate and additional contingent consideration of 25,000 shares of the Company for each 25,000 economically mineable ounces of gold proven in the future to be a measured and indicated resource on the property covered by the Mubende licenses, up to a maximum of 300,000 shares.

As of July 31, 2007  AMF has incurred approximately $61,000 on exploration of the Mubende properties.

On October 1, 2006 the Company approved the incorporation of a 100%-owned subsidiary under the laws of Uganda to be named African Mineral Fields Limited and approved the transfer of exploration licenses and options on exploration licenses to the new subsidiary. As at July 31, 2007 the incorporation of the new subsidiary was pending. See Note 16.

A summary of the licenses in Uganda covered by the above option agreements and license acquisitions is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

EL	Concession	Project	Approx.		Area in Square km
Number	Name	Name	Location	Expiry date		Annual Rental

EL 0004	Nhcwero	Mitoma	Bushenyi	March 17, 2008	10.7	UGX 110,000
EL 0005	Kabira	Mitoma	Bushenyi	March 22, 2008	80.0	UGX 800,000
EL 0018	Nyamulindira	Mwerusandu	Rubaare	March 22, 2008	20.0	UGX 200,000
EL 0019	Mwerusandu N	Mwerusandu	Rubaare	March 22, 2008	19.0	UGX 190,000
EL 0022	Mwerusandu W	Mwerusandu	Rubaare	April 21, 2008	18.7	UGX 190,000
EL 0023	Kahungye	Mitoma	Bushenyi	April 21, 2008	19.2	UGX 200,000
EL 0024	Rutaka	Mitoma	Bushenyi	April 21, 2008	15.0	UGX 150,000
EL 0025	Rugoma	Mitoma	Bushenyi	April 21, 2008	16.0	UGX 160,000
EL 0117	Kabira East	Mitoma	Kitaka	August 9, 2009	138.1	UGX 1,440,000
EL 0020	Lugazi	Lugazi	Jinja	April 21, 2008	261.0	UGX 2,610,000
EL 0116	Kiana Mine	Mwerusandu	Rubaare	August 9, 2009	147.6	UGX 1,470,000
EL 0122	Singo North	Mubende	Mubende	August 9, 2009	500.0	UGX 5,000,000
EL 0123	Singo South	Mubende	Mityana	August 9, 2009	280.0	UGX 3,050,000
EL 0167	Lugazi	Lugazi	Mukono	May 16, 2009	321.3	UGX 3,213,000
EL 0187	Kabira North	Mitoma	Kitigata	May 8, 2010	82.2	UGX 822,000
EL 0188	Kabira West	Mitoma	Kabira	May 8, 2010	77.3	UGX 773,000

					2,006.1	UGX 20,378,000
					==========
						$11,900
						============

6.   LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest and have no stated terms of repayment. The Company has recognized imputed interest in the amount of $29,322 on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

7.   ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to July 31, 2007. The Company has recognized a cumulative total of $91,890 in such costs to July 31, 2007 (2006 - $82,418), which have been included in exploration expense. Accrued liabilities includes $41,398 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at July 31, 2007.

A reconciliation of the carrying value of asset retirement obligations due to environmental restoration liabilities is as follows:

Beginning balance	$62,750
Liabilities incurred in the current period	9,472
Liabilities settled in the current period	30,824

Ending balance	$41,398
==========

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

8.   LEASES

The Company has the following commitments for leased office premises:

Vancouver, Canada - $9,300 per month until May 30, 2008
Kunming, China - $1,520 per month until December 31, 2007 and $727 per month thereafter until March 31, 2008
Las Vegas, Nevada - $ 167 per month until April 30, 2008
London, UK - $500 per month, on a month-to-month basis
The Company has the following other lease commitments:
Site housing in China - $145 per month until December 15, 2007

The Company is committed to payments of $C 9,063 (approximately $US 8,505 as at July 31, 2007) per year for the next five years for the lease of a photocopier.

9.   COMMON STOCK

On November 23, 2006, the Company issued 350,000 units (each a “Unit”) due to the closing of the Company’s private placement at $1.40 per Unit for total proceeds of $350,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$2.00 per warrant share until November 23, 2008.

On May 1, 2007 the Company issued 6,000,000 shares consideration for the acquisition of AMF valued at the historical cost of the underlying assets acquired, since the transaction was between related parties. The stock capital recognized for the Company’s shares issued in the acquisition transaction is equal to the par value of the shares. The historical cost of the net assets of AMF is a negative value. The excess of the par value of the Company’s shares issued as consideration over the adjusted book value of net assets of AMF has been allocated to additional paid-in capital.

On May 2, 2007, the Company issued 4,750,000 units (each a “Unit”) due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $1,900,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until May 2, 2009. In connection with this issuance of units, the Company granted registration rights for the shares issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than May 15, 2007 (subsequently amended to June 15, 2007, the “Scheduled Filing Deadline”) to register the shares; and (2) to pay liquidated damages in cash in an amount equal to 2% of the proceeds of the offering if it failed to file the registration statement by the Scheduled Filing Deadline and 2% for each month following the Scheduled Filing Deadline until the actual filing date. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages of 2% per

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

month for the period the failure continues. As at July 31, 2007, the Company has not filed the registration statement and was obligated to pay liquidated damages. The amount of the estimated total liability for liquidated damages, $380,000, plus the estimated filing costs of the registration statement, $60,000, have been accrued in Liability for Registration Payments and have been recognized in the results of operations for the year. There is a reasonable possibility of loss in excess of the amount accrued due to the possibility the registration statement will not be declared effective by July 15, 2008 or once effective, sales of the shares will not be permitted.

At July 31, 2007, the Company has received $20,000 in cash payments in connection with a private placement of units at $1.00 for which the units have not yet been issued and $145,000 in connection with a private placement of units at $0.40 for which the units have not yet been issued.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its private placements in previous years of units at $0.50 (each Unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each Unit consisting of one common share and one half warrant, with each whole exercisable at $2.00), $1.40 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.00) and $1.60 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 217,189 Units as finders’ fees at July 31, 2006 and 2007, with each Unit valued at the same price as the Units placed. In addition, the Company paid or accrued  $221,200 in the year ended July 31, 2007 to other consultants for finders’ fees payable in cash in respect of private placements in 2007.

Warrants outstanding and exercisable as of July 31, 2007 are as follows:

Exercise Price	Number of Warrants	Expiry Date

$ 2.00	15,000	08/15/2007
$ 2.00	220,000	08/30/2007
$ 2.00	312,250	01/16/2008
$ 2.00	543,500	03/16/2008
$ 2.40	334,124	04/10/2008
$ 2.00	175,000	11/23/2008
$ 0.80	2,375,000	05/02/2009

	3,974,874
	================

10.   PREFERRED STOCK

Effective April 8, 2005, the Company amended its Articles of Incorporation to create 1,000,000 shares of preferred stock with a par value of $0.001 each, and approved the issue of 100,000 such

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

preferred shares as Series “A” preferred shares to management of the Company. The Series “A” preferred shares entitle the holder to 1,000 votes per share, shall not participate in dividends and shall not participate in any distribution upon liquidation, dissolution or winding up of the Company. 100,000 Series “A” preferred shares were issued to the Chief Executive Officer of the Company and fully paid for at a price of $0.001 per share on January 23, 2006. See also Note 15.

Concurrent with the AMF acquisition, the Company designated 200,000 of its authorized preferred shares as Series “B” Preferred Shares. On May 1, 2007 the Company issued 200,000 Series “B” Preferred Shares pursuant to the AMF acquisition as partial consideration for the acquisition. The Series “B” Preferred Shares are non-voting, are not entitled to dividends and will not participate in distribution in the event of liquidation of the Company. The Series “B” Preferred Shares will be convertible into Common shares of the Company on the following basis:

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

11.   RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the year ended July 31, 2007, the Company accrued $120,000 (2006 - $120,000) to the chief executive officer of the Company for consulting services rendered, $20,000 of which remained payable as at July 31, 2007 (2006 - $ 20,000).  The Company incurred $35,079  to a director of the Company (2006 - $134,116 paid to a former director) for geological consulting services rendered, all of which remains payable as at July 31, 2007.

As of July 31, 2007 the Company has an advance receivable of $21,292 (2006 - $21,292) from a company controlled by a director of Long Teng which is carried at $nil net of provision for uncollectibility. The Company incurred $13,000 in consulting fees (2006 - $120,000) to the same person.

The Company incurred $23,581 to a relative of a director (2006 - $128,000 to two relatives) of the Company for consulting services rendered. The Company has agreed to pay shares and warrants valued at $94,380 to relatives of directors as finders’ fees, which are included in the finders’ fees as more fully described in note 8.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

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
July 31, 2007
(Expressed in US Dollars)

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

During the year ended July 31, 2007, 244,444 unvested options expired upon the death of a director of the Company and 499,056 options expired upon the termination of employees and consultants.

A summary of the Company’s stock option activities is presented below:

	Employee/ Director	Non- employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, July 31, 2003			$	$	$
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000

Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000

Options Outstanding, July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370

Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)

Options Outstanding, July 31, 2007	1,314,723	2,976,777
	===========	===========

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted	Aggregate
				Average Exercise	Intrinsic
	High	Low	of	Price	Value
Vested at July 31,	$	$	Shares	$	$

2007 and earlier	3.50	0.50	3,895,945	1.06	2,198,879
2008	2.59	1.60	306,611	1.77	276,615
2009	2.59	1.70	88,944	1.86	81,396

			4,291,500		2,556,890
			===========		===========

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant date fair value
Non-vested options outstanding, July 31, 2006	1,327,694	1,234,755	0.93
Non-vested options outstanding, July 31, 2007	395,555	358,011	0.91
Options vested in 2007	514,084	411,546	0.92

If not previously exercised or canceled, options outstanding at July 31, 2007 will expire as follows:

	Range of Exercise Prices		Number	Weighted average

Expiry Date	High	Low	of Shares	exercise price

Year Ending July 31,
2008	3.50	1.60	789,500	2.19
2009	0.50	0.50	2,528,000	0.50
2010	1.60	1.60	130,000	1.60
2012	2.59	1.70	844,000	1.78

			4,291,500
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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the 2007 and 2006 years as reported due to implementation of SFAS 123R and for the 2005 year

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

on a proforma basis if the Company had applied the fair value recognition provision of SFAS 123R:

	2007	2006	2005

Net loss before effect of SFAS 123R	$ (4,343,110)	$ (8,993,006)	$ (3,771,493)
Deduct: Total stock-based employee compensation expenses	(159,318)	(408,828)	(419,517)

Net loss as reported 2007 and 2006, pro-forma 2005	$ (4,502,428)	$(9,401,834)	$ (4,191,010)
	============	============	============

Loss per share:
Basic and diluted before effect of SFAS 123R	$ (0.10)	$ (0.26)	$ (0.15)
	============	============	============

Basic and diluted as reported 2007 and 2006, pro-forma 2005	$ (0.11)	$ (0.27)	$ (0.17)
	============	============	============

13.   INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada), Chinese income taxes (to the extent of its operations in China) and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2007	2006	2005

Loss for the year	$(4,502,428)	$(9,401,834)	$(3,771,493)
Average statutory tax rate	35%	35%	35%

Expected income tax provision	$(1,575,850)	$(3,290,642)	$(1,320,023)
Impact of tax rate difference in foreign jurisdiction	51,264	65,529	34,393
Non-deductible stock-based compensation	144,041	373,850	200,428
Non-deductible imputed interest	10,263

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

Non-deductible registration payment arrangements	154,000	-	-
Non-deductible asset write-downs	120,554	-	-
Licenses acquired through stock allotment	-	84,150	165,000
Tax basis of deferred expenses in excess of book cost	413,172	997,078	402,482
Unrecognized tax losses	682,556	1,770,035	517,720

Income tax expense	$--	$--	$--
	============	============	============

Significant components of deferred income tax assets are as follows:

	2007	2006

Net operating losses carried forward in United States	$2,856,808	$2,287,755
Net operating losses carried forward in Uganda	113,503
Excess of tax basis over book cost of deferred expenses in China	1,812,732	1,399,560
Valuation allowance	(4,783,043)	(3,687,315)

Net deferred income tax assets	$-	$--
	=============================

The Company has net operating losses carried forward of $7,137,000 for United States tax purposes and $1,247,000 for Ugandan tax purposes which will expire in 2027 if not utilized.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

                                                              July 31, 2007                  July 31, 2006
Canada                                                      $  441,619                  $     472,144
United States
Africa                                                                      --                                  --
China                                                             213,360                         779,307

Total                                                          $  654,979                  $  1,251,451

15.   SUBSEQUENT EVENTS

On August 28, 2007, the Company issued 362,500 units (each a “Unit”) due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $145,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until August 28, 2009.

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting mineral exploration licenses covering 460.84 square kilometers of land in Uganda (the “Mashonga Property”).  Under the joint venture agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties will form a new joint venture company to further explore and develop the Property.

On September 17, 2007, the Company incorporated a Uganda company under the name African Mineral Fields Limited. Transfer of exploration licenses in Uganda to AMF Ltd. is pending.

On October 15, 2007 the Chief Executive Officer of the Company surrendered for cancellation the 100,000 issued and outstanding Series “A” preferred shares and those shares were cancelled by the Company.

In August, 2007 the Company was granted three exploration licenses in Uganda and was transferred one additional license.

On November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee. Of the 300,000 options, 50,000 vested immediately and the remainder will vest over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

On November 9, 2007 the Company received $640,000 in subscriptions for 1,600,000 units, (each a “Unit”). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until two years from the

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Expressed in US Dollars)

date of issuance of the shares. In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; and (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues. The company has agreed to pay $64,000 in cash to consultants for finders’ fees, payable when the units are issued.

Supplementary Data

	Year Ended July 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,977,654	723,567	595,347	474,925
Net loss per share	0.08	0.03	0.03	0.02

	Year Ended July 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	3,171,367	2,927,231	2,666,007	637,229
Net loss per share	0.09	0.08	0.08	0.02

	Year Ended July 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,648,932	794,509	688,232	1,370,755
Net loss per share	0.02	0.02	0.02	0.03

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at July 31, 2007.

Wth respect to Long Teng Mining in China, either the General Manager or Deputy General Manager of Long Teng Mining, if any, can approve expenditures under $100, and any expenditures over $100 must be pre-approved by the Magnus’ CEO.

In Uganda the country manager, Chris Picken, and the local director of African Mineral Fields Limited (the local operating subsidiary of African Mineral Fields Inc.), Godfrey Zaribwende, are the appointed agents of African Mineral Fields Limited. As a director of African Mineral Fields Limited, Mr. Zaribwende is authorized to sign the necessary forms relating to certain business activities of the Company in Uganda.  Chris Picken has been appointed agent and signatory on the Ugandan shilling and US dollar bank accounts of African Mineral Fields Limited in Uganda. The other signatories on the bank accounts are Graham Taylor and Gavin Conway, each a director of the Company. In addition, the local accountant for African Mineral Fields Limited, Joy Akoli, is authorised to perform certain bank transactions such as collect cash on cheques written in her name, submit account transfer forms and collect statements.

The Company intends to add the following additional elements to its financial controls and procedures in the near future:

  to form an audit committee, which is expected to contain a majority of disinterested directors;
  to appoint a financial expert who will also be appointed as a director of the Company and the Company’s audit committee; and
  to adopt a code of ethics.

The Company intends to continue to monitor its disclosure controls and procedures, and if further improvements or enhancements are identified, the Company will take steps to implement such improvements or enhancements. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.

Changes in Internal Controls

Except as disclosed above, during the quarter ended July 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

Limitations on the Effectiveness of Controls

The Company has confidence in its internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

Name                                       Age                   Offices Held

Graham Taylor                           38                     President, CEO, CFO, Secretary, Treasurer and
                                                                           Director
Steven (Sek Toh) Tan                72                      Director

Gavin Conway                           45                      Director and VP Exploration

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

GAVIN CONWAY has been a director of the Company since June 21, 2007 and is also the VP Exploration.  He has 20 years worldwide experience in precious and base metals exploration and mining as a country manager, project manager, senior exploration geologist, geotechnical engineering geologist and mine geologist.  Mr. Conway held several of these positions with Gold Fields Ltd. and more recently acted as a consultant to Placer Dome’s generative division in Europe and Africa.  He has worked on a variety of gold, platinum and base metal projects in Africa, Asia, South America and Europe.  Mr. Conway holds a B.Sc. (Honours) in geology and geochemistry from the University of Cape Town and an M.Sc. in geology from University of the Witwatersrand, Johannesburg.

Significant Employees /Consultants

CHRIS PICKEN has been retained by Magnus to act as Country Manager in Uganda since September 1, 2007.  Under the employment agreement, he receives a montly salary of $10,000 per month and is entitled to receive 150,000 stock options, vesting over a period of three years from September 1, 2007.  Mr Picken has over 19 years of international mineral exploration experience in South Africa, South America and Tanzania with major and junior mining and exploration companies. He has a strong platinum and gold exploration background with experience in the Bushveld Complex in South Africa and large layered complexes in Bolivia and Brazil. He has extensive experience of shear hosted greenstone gold mineralization in Venezuela and Tanzania and has held the position of chief operating officer of an AIM listed company in Tanzania. Chris has a BSc (Hons) degree in geology from the University of Manchester.

ANTHONY TAM has provided consulting services to the Company, through True North Management Ltd. (“True North”), since November of 2003.  He ceased providing these services as of August 1, 2007.  During the past five years, Mr. Tam has lived in Hong Kong.  Over that period, he spent July 1999 to October 2003 working as general manager for Unimet Capital Ltd. (a Canadian company specializing in mineral investment in China), November of 2002 to December of 2003 consulting with the Manele Bay Venture (a gold exploration project in Guizhou and Yunnan provinces, China), and November of 2003 to the present working as a consultant to the Company in China.  Mr. Tam has received a B.Sc. in Engineering from Queen’s University in Kingston, Ontario (1971), a B.Sc. in Mining Engineering from Queen’s (1973), and he is a Chartered Accountant (British Columbia, 1978).

The Company entered into consulting agreements with True North (which is wholly-owned and controlled by Anthony Tam), a company organized under the laws of Hong Kong, on November 1, 2003 and March 1, 2004, to act as the Company’s liaison with various Chinese contacts and to consult on various matters involving geology and geographic reports.  Until May 31, 2006, Magnus paid True North a consulting fee of $10,000 per month for providing consulting services to the Company.  From June 1, 2006 to August 1, 2007, the date on which True North stopped providing consulting services to the Company, the Company paid True North an additional $18,000 in the aggregate for providing consulting services.  In addition, cumulative to August 1, 2007, True North had earned under finder’s fee agreements with Magnus $200,000 in cash and 800,000 shares of common stock of Magnus.

Furthermore, Mr. Anthony Tam has also been issued 200,000 shares under a consulting agreement entered into between the Company and Mr. Tam on November 29, 2003.  The 200,000 shares that were issued to Mr. Tam were subsequently registered on a Form S-8, which was filed on April 9, 2004.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended July 31, 2007, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

Mr. Genesio Circosta failed to timely file his Form 3 within 10 days of his appointment as the Vice President of Exploration in China for the Company on April 27, 2006.  In addition, Mr. Circosta has failed to timely file his Form 5 relating to his resignation as the Vice President of Exploration in China Company on April 27, 2007.  Mr. Circosta has been informed of such, and is in the process of obtaining EDGAR codes in order to file his Form 3 and Form 5.

Mr. Pete Smith has failed to timely file his Form 5 relating to his resignation as a director and Vice President of Corporate Affairs of the Company on June 23, 2006.  Mr. Smith has been informed of such, and is in the process of filing his Form 5.

Mr. Gavin Conway failed to timely file his Form 3 within 10 days of his appointment as a director and the VP Exploration of the Company on June 21, 2007.  Mr. Conway has been informed of such, and is in the process of filing his Form 3.

Excel Capital Private Foundation, over which Graham Taylor, the President and CEO of Magnus, has indirect control through an indirect power to appoint advisors of the Foundation, has failed to timely file: (1) a Form 3 relating to its becoming an indirect holder of common shares of the Company on December 30, 2006 by acquiring all of the issued and outstanding shares of Excel Capital Corp., which holds shares of Magnus; and (2) a Form 4 relating to its acquisition of shares of the Company on May 1, 2007 in connection with the Company’s acquisition of African Mineral Fields Inc.  The Foundation has been informed of such, and is in the process of filing the required forms.

Emerson Capital Private Foundation, over which Graham Taylor, the President and CEO of Magnus, has indirect control through an indirect power to appoint advisors of the Foundation, has failed to timely file: (1) a Form 3 relating to its becoming an indirect holder of common shares of the Company on December 30, 2006 by acquiring all of the issued and outstanding shares of Emerson Capital Corp., which holds shares of Magnus; and (2) a Form 4 relating to its acquisition of shares of the Company on May 1, 2007 in connection with the Company’s acquisition of African Mineral Fields Inc.  The Foundation has been informed of such, and is in the process of filing the required forms.

Excel Trust has failed to timely file a Form 4 relating to its disposition of shares of Magnus on December 30, 2006 when it distributed all of the assets of the Trust, including the shares of Magnus, to Excel Capital Private Foundation.  The Trust has been informed of such, and is in the process of filing the required forms.

Emerson Trust has failed to timely file a Form 4 relating to its disposition of shares of Magnus on December 30, 2006 when it distributed all of the assets of the Trust, including the shares of Magnus, to Emerson Capital Private Foundation.  The Trust has been informed of such, and is in the process of filing the required forms.

Information concerning the Company's audit committee, including designation of the “Audit Committee Financial Expert” under applicable Securities and Exchange Commission rules.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and other named executive officers during the three most recent fiscal years.  The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen sation	Restricted Stock Awards	Securities Underlying Options /SARS	LTIP Payouts	All Other Compen- sation
Graham Taylor(1) President, CEO, CFO, Secretary, Treasurer and Director	2007 2006 2005 2004	$120,000 $120,000 $120,000 $90,000	None None None None	None None None None	None None None None	None None None 1,600,000(2)	None None None None	None None None None
Genesio Circosta VP of Exploration in China (3)	2007 2006	$90,000 $120,000	None None	None None	None None	None 150,000	None None	None None
Gavin Conway (4) Director and VP Exploration in Africa	2007	$120,000	None	None	None	None	None	None

(1)  Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. As of December 1, 2003, Mr. Taylor is being paid a consulting fee of $120,000 per year to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company.

(2)  On January 26, 2004, the Board of Directors granted 4,000,000 stock options to various directors, officers, employees and consultants of the Company.  Mr. Taylor was granted 1,600,000 stock options with the following terms:  1/24 of the options vested on February 1, 2004, and a further 1/24 of the original grant vests on the first day of each subsequent month.  The exercise price for these stock options is $0.50 per share.  These stock options have an expiry date of January 26, 2009. As of the date of this Annual Report, Mr. Taylor has exercised 800,000 options. See note 12 to the financial statements for details on assumptions made in valuing options.

(3)  Mr. Genesio Circosta was appointed the VP of Exploration in China of the Company on April 27, 2006.  He ceased to hold this position with the Company on May 1, 2007.

(4)  Mr. Gavin Conway was appointed Director of the Company on June 21, 2007 is the Company’s VP Exploration in Africa.  Subsequent to July 31, 2007, he was issued 300,000 options, 50,000 of which have vested as of the date of this Annual Report and the remainder of which will vest evenly over 30 months.

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

No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2007.

Option/SAR Grants in Fiscal Year

The Company did not grant any stock options in the fiscal year ended July 31, 2007.  However, on November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee.  Of the 300,000 options, 50,000 vested immediately and the remainder will vest evenly over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

The following table describes the stock options of the Company that are currently outstanding:

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End (#)	Value of Unexercised in the Money Options/SARs at FY End ($)
Graham Taylor President, CEO and Director	800,000	$400,000	800,000 (Exercisable)	$40,000 (Exercisable) $ 0 (Unexercisable)

Anthony Tam Consultant	None	None	1,000,000 (Exercisable)	$50,000 (Exercisable) $ 0 (Unexercisable)

Michael Tan Consultant	None	None	587,000 (Exercisable) 125,000 (Unexercisable)	$29,350 (Exercisable) $ 0 (Unexercisable)

Devlin Jensen Consultant	80,000	$40,000	0 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Tracey Gabert Employee	None	None	92,222 (Exercisable) 7,778 (Unexercisable)	$ 3,000 (Exercisable) $ 0(Unexercisable)

Mike Shannon Consultant	16,000	$8,000	34,000 (Exercisable) 0 (Unexercisable)	$ 1,700 (Exercisable) $ 0 (Unexercisable)

Tom Stepp Consultant	None	None	24,000 (Exercisable)	$1200 (Exercisable) $ 0 (Unexercisable)

Xiang Li Employee	None	None	29,639 (Exercisable) 1,361 (Unexercisable)	$ 1,200 (Exercisable) $ 0 (Unexercisable)

Qin Minzhu Consultant	None	None	18,444 (Exercisable) 1,556(Unexercisable)	$600(Exercisable) $0Unexercisable)

Paul Muto Consultant	None	None	30,000 (Exercisable)	$ 1,500 (Exercisable) $ 0 (Unexercisable)

Earl Abbott Consultant	None	None	24,000 (Exercisable)	$ 1,200 (Exercisable) $ 0 (Unexercisable)

Jay Bassan Consultant	None	None	24,000 (Exercisable)	$ 1,200 (Exercisable) $ 0 (Unexercisable

Aida Leung Consultant	None	None	12,000 (Exercisable)	$600 (Exercisable) $ 0 (Unexercisable)

Nick Leung Consultant	None	None	12,000 (Exercisable)	$600 (Exercisable) $ 0 (Unexercisable)

Patrick Cotter Consultant	None	None	12,000 (Exercisable)	$600 (Exercisable) $ 0 (Unexercisable

Steven Tan Director	None	None	60,417 (Exercisable) 14,583 (Unexercisable)	$ 0(Exercisable) $ 0 (Unexercisable)

Doug Smith, Consultant	None	None	17,500 (Exercisable) 12,500 (Unexercisable)	$0(Exercisable) $ 0 (Unexercisable)

Michael Raven Consultant	None	None	17,500 (Exercisable) 12,500 (Unexercisable	$0(Exercisable) $ 0(Unexercisable)

Hsien Loong Wong Consultant	None	None	35,000 (Exercisable) 25,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Wei Ming Chua Consultant	None	None	35,000 (Exercisable) 25,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Jennifer Yager Former Employee	None	None	17,500 (Exercisable) 12,500 (Unexercisable)	$0 (Exercisable) $ 0 (Unexercisable

Parker Communication Consultant	None	None	500,000 (Exercisable) 0 (Unexercisable	$ 0 (Exercisable) $ 0 (Unexercisable

Ruben S. Verzosa Consultant	None	None	22,222 (Exercisable) 77,778 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Leon Ma Consultant	None	None	13,333 (Exercisable) 46,667 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Kai Yang Consultant	None	None	36,111 (Exercisable) 0 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

David Lorge Consultant	None	None	36,111 (Exercisable) 0 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Rui Zhang Consultant	None	None	13,333 (Exercisable) 46,667 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Rita Chou Consultant	None	None	60,000 (Exercisable) 30,000(Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Elaine Xiong Employee	None	None	10,667 (Exercisable) 13,333 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Genesio Circosta Former VP Exploration in China	None	None	54,167 (Exercisable) 0 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Yang Yang Employee	None	None	2,500 (Exercisable) 27,500 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Gavin Conway Director and VP Exploration in Africa	None	None	50,000 (Exercisable) 250,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Chris Picken Employee	None	None	8,334 (Exercisable) 141,666 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

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

As of the date of this Annual Report, there are 49,928,990 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock (1)
Graham Taylor #3501-198 Aquarius Mews Vancouver, BC V6Z 2Y4	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	1,600,000 (2)	3.20%
Steven Tan 32-3088 Francis Road Richmond, BC V7C 5V9	Director	70,832 (3)	(*)
Excel Capital Corp. Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	8,066,666 (4)	16.16%
Emerson Capital Corp. Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	8,066,668 (5)	16.16%
Anthony Tam Ste. 702, Block 81, Xiangxi Estate Luo Wu, Shenzhen Guangdong, China	Consultant	2,000,000 (6)	4.00%
Genesio Circosta 5 Warriparinga Avenue Craigburn Farm South Australia, 5156	Vice President of Exploration in China	54,167	(*)
Gavin Conway 30 NabWood Crescent Shipley, West Yorkshire United Kingdom BD184HX	Director and VP Exploration	366,667 (7)	(*)
All officers and directors as a group (3 persons)		18,170,833 (8)	35.72%
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
(3)   This figure includes 66,666 stock options which have already vested as of the date of this Annual Report and 4,166 stock options which will vest within 60 days of the date of this Annual Report.
(4)   Excel Capital Corp. is a corporation organized under the laws of the Federation of St. Kitts & Nevis, West Indies.  Graham Taylor, the President and CEO of Magnus, has indirect control over Excel Capital Corp. through an indirect power to appoint advisors of Excel Capital Private Foundation, which owns Excel Capital Corp.  Excel Capital Corp. also holds 42,500 Series B Preferred Shares of Magnus.

(5)   Emerson Capital Corp. is a corporation organized under the laws of the Federation of St. Kitts & Nevis, West Indies.  Graham Taylor, the President and CEO of Magnus, has indirect control over Emerson Capital Corp. through an indirect power to appoint advisors of Emerson Capital Private Foundation, which owns Emerson Capital Corp.  Emerson Capital Corp. also holds 42,500 Series B Preferred Shares of Magnus.
(6)   This figure includes 200,000 shares directly held by Mr. Tam, 800,000 shares indirectly held by Mr. Tam through True North Management Ltd. (see “Significant Employees/Consultants”), 1,000,000 stock options which have already vested.
(7)   This figure includes 50,000 stock options which are owned by Mr. Conway and which have vested as of the date of this Annual Report and 16,667 stock options which will vest within 60 days of the date of this Annual Report. Mr. Conway also holds 10,000 Series B Preferred Shares of Magnus.
(8)   This figure includes 800,000 shares which are directly owned by Graham Taylor, 800,000 stock options which are owned by Graham Taylor and which have vested as of the date off this Annual Report, 70,832 stock options which are owned by Steven Tan and which have vested or will vest within 60 days of the date of this Annual Report, 300,000 common shares and 66,667 stock options which have vested or will vest within 60 days of this Annual Report and which are owned by Gavin Conway, 8,066,666 common shares held by Excel Capital Corp. and 8,066,668 common shares held by Emerson Capital Corp.

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

As of the date of this Annual Report, the Company has 4,596,389 Stock Options and/or Incentive Stock Options outstanding. By action of the majority shareholders which occurred on May 4, 2004, the majority of the shareholders of the Company approved the Stock Option Plan and the Board of Directors is authorized, without further shareholder approval, to grant stock options from time to time to acquire up to an aggregate of 6,000,000 shares of the Company’s restricted common stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective May 1, 2007, Magnus entered into and closed the AMF Acquisition Agreement, with Magnus International Holdings (BVI) Inc., AMF, Peter Chen, Gavin Conway, Flemish Investments Limited, Michael Raven, Glenda Taufen, Excel Capital Corp., Emerson Capital Corp., Michael Tan and East African Mineral Resources, with respect to the acquisition by Magnus International Holdings (BVI) Inc. of all of the issued and outstanding shares in the capital of AMF.  In exchange, the shareholders of AMF received six million shares of common stock of the Company and 200,000 Series “B” preferred shares (convertible into two million shares of common stock of the Company upon certain mineral resource and reserves being established on certain of the Company’s Ugandan properties).

Graham Taylor, the Company’s President and CEO, has indirect control over Excel Capital Corp. and Emerson Capital Corp. through an indirect power to appoint advisors of Excel Capital Private Foundation and Emerson Capital Private Foundation, which own Excel Capital Corp. and Emerson Capital Corp., respectively.

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

2007 - $118,700 - Schumacher & Associates Inc.
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

2007 – Nil -  Schumacher & Associates Inc.
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

2007 – Nil -  Schumacher & Associates Inc.
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

2007 – Nil -  Schumacher & Associates Inc.
2006 – Nil – Schumacher and Associates Inc.
2005 – Nil – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2004 – Nil – Miller & McCollom
2003 – Nil – Miller & McCollom

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report:

Exhibit #
3.1	By-laws of the Company
31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
99.1	Summary Exploration Activities Report on the Huidong Gold Property dated June 30, 2007
99.2	Report on the Mineral Exploration Properties of African Mineral Fields Inc. in the Republic of Uganda, East Africa dated May 15, 2007
99.3	Report on the Mashonga Exploration Property of African Mineral Fields Inc., a subsidiary of Magnus International Resources Inc., in the Republic of Uganda, East Africa dated October 10, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	November 13, 2007
/s/ Steven Tan Steven Tan	Director	November 13, 2007
/s/ Gavin Conway Gavin Conway	Director	November 13, 2007