Form 10-Q
period 2007-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2007-12-10
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended October 31, 2007

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

Yes        No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 30, 2007
Common Stock, $0.001 par value	49,928,990

ii

iii

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference, contains forward-looking statements concerning, among other things, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under “Part II—Item 1A. Risk Factors”. Magnus assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	October 31	July 31
	2007	2007

ASSETS

CURRENT ASSETS
Cash	$213,077	$433,569
Prepaid expenses and other	78,550	86,800

Total current assets	291,627	520,369

Fixed assets (Note 3)	122,263	134,610

Total assets	$413,890	$654,979
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $61,889 (July 31, 2007 - $25,029) (Note 9)
	$233,013	$231,539
Accrued liabilities including related party liabilities of $40,000 (July 31, 2007 - $67,672) (Note 9)
	379,790	356,638
Liabilities for registration payments (Note 7)	454,000	440,000
Liabilities of components held for sale	548,226	602,239
Loans from shareholders (Note 5)	1,336,485	1,057,485

Total current liabilities	2,951,514	2,687,901

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 6, 7, 10, 11, 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 49,928,990 (July 31, 2007 - 49,541,490)	49,929	49,542
Preferred stock (Note 8)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
0 Series "A" (July 31, 2007 - 100,000)	-	100
200,000 Series "B" (July 31, 2007 - 200,000)	200	200
Subscriptions received	45,000	165,000
Promissory notes receivable for subscriptions	-	-
Common stock to be issued	537,620	537,620
Additional paid-in capital	16,984,192	16,757,613
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(20,020,813)	(19,413,082)
Accumulated other comprehensive income (loss)	(56,609)	(52,772)

Total stockholders' equity (deficit)	(2,537,624)	(2,032,922)

Total liabilities and stockholders' equity (deficit)	$413,890	$654,979
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

			Exploration stage through
	Three Months Ended October 31		October 31,
	2007	2006	2007

EXPENSES
Consulting	$76,512	$115,462	$2,361,507
Finder fees	-	-	674,375
Investor relations	638	31,304	1,791,942
Legal and professional fees	34,858	70,528	1,007,181
Exploration licenses	42,316	-	855,108
Geological expenses	230,329	135,944	1,201,621
Amortization	14,497	14,003	120,381
Salaries and benefits	71,089	96,771	866,617
Stock-based compensation (Note 10)	65,893	131,866	2,394,936
Registration payment arrangements	14,000	-	454,000
Travel	25,915	68,200	904,819
Write-down of impaired assets	1,331	-	366,647
Other administrative expenses	29,932	31,913	1,708,223

Total expenses	607,310	695,991	14,707,357

Net (loss) from continuing operations	(607,310)	(695,991)	(14,707,357)

Loss from operations of components held for sale	(421)	(674,763)	(5,313,456)

Net (loss) for the year	(607,731)	(1,370,754)	(20,020,813)

Other comprehensive income (loss)
Foreign currency translation	(3,837)	(11,826)	(56,609)

Comprehensive (loss)	$(611,568)	$(1,382,580)	$(20,077,422)
	===========	===========	=============

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$(0.01)	$(0.02)
	===========	===========
Net (loss) for the year	$(0.01)	$(0.03)
	===========	===========

Weighted average number of common stock outstanding	49,806,707	40,763,654
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three Months Ended July 31		Exploration stage through October 31,
	2007	2006	2007

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(607,731)	$(1,370,754)	$(20,020,813)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	65,893	131,866	2,394,936
Stock issued / allotted for services and licenses	-	-	1,369,000
Amortization of fixed assets	14,497	24,935	219,749
Imputed interest on loans from shareholders	15,973	-	45,295
Loss on dispositions and writedowns of fixed assets	-	381	348,503
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	8,250	31,418	(64,036)
Deposit receivable	-	250,000	-
Accounts payable and accrued liabilities	24,625	369,105	447,681
Liabilities for registration payments	14,000	-	454,000
Liabilities of component held for sale	(54,013)	-	548,225

Net cash and cash equivalent from (used in) operating activities
	(518,506)	(563,049)	(14,257,460)

Cash and cash equivalent from (used in) investing activities:

Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	(2,150)	(47,513)	(669,880)

Net cash and cash equivalent from (used in) investing activities
	(2,150)	(47,513)	(669,598)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	25,000	200,000	10,395,384
Finders' fees paid in respect of private placements	-	(25,200)	(332,038)
Loans from shareholders	279,000	100,000	991,577

Net cash and cash equivalent from financing activities	304,000	274,800	15,217,355

Effect of exchange rate changes on cash	(3,836)	(15,330)	(77,243)

Increase in cash and cash equivalent	(220,492)	(351,092)	213,054

Cash and cash equivalent, beginning of period	433,569	414,695	23

Cash and cash equivalent, end of period	$213,077	$63,603	$213,077
	===========	===========	=============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders' (Deficit)

Balance July 31, 2007	49,541,490	$ 49,542	$ 300	$ 165,000	$ -	$ 537,620	$ (52,772)	$ 16,757,613	$(19,413,082)	$ (77,143)	$ (2,032,922)

Share subscriptions received	-	-	-	25,000	-	-	-	-	-	-	25,000
Shares issued as finders' fees	25,000	25	-	-	-	-	-	(25)	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	65,893	-	-	65,893
Shares issued pursuant to subscriptions	362,500	362	-	(145,000)	-	-	-	144,638	-	-	-
Cancellation of series "A" Preferred shares	-	-	(100)	-	-	-	-	100	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	15,973	-	-	15,973
Net loss for the year	-	-	-	-	-	-	(3,837)	-	(607,731)	-	(611,568)

Balance October 31, 2007	49,928,990	$ 49,929	$ 200	$ 45,000	$ -	$ 537,620	$ (56,609)	$ 16,984,192	$(20,020,813)	$ (77,143)	$ (2,537,624)
	=======	=======	=======	=========	========	========	==========	========	=========	========	=========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1.  BASIS OF PRESENTATION

The unaudited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2007 audited financial statements and notes thereto.

2.  BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,020,813 as of October 31, 2007.  As of October 31, 2007, the Company had a total of $213,077 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. On November 14, 2007 the Company received notice of the suspension of the quotation of its shares on the over-the-counter bulletin board (“OTC-BB”)  for one year for late filing of annual and/or quarterly reports, which may make raising financing more difficult.  There are no assurances that the Company will be successful in achieving these goals.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

3.  FIXED ASSETS

Fixed assets consist of the following:

	October 31, 2007	October 31, 2006

Computer equipment	$49,205	$47,055
Computer software	49,748	49,748
Field equipment	-	-
Leasehold improvements	40,871	40,758
Office furniture and equipment	78,494	78,494
Vehicles	-	-

	218,318	216,055
Less: Accumulated depreciation	96,055	81,445

	$122,263	$134,610
	============	============

4.  MINERAL PROPERTIES AND JOINT VENTURES

African Mineral Fields Inc. (“AMF”)

On August 30, 2007, AMF entered into an agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting mineral exploration licenses covering 460.84 square kilometers of land in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, AMF has been granted an option on a 60% interest in the Mashonga Property. To exrcise the option, AMF must make aggregate cash payments of $US 650,000 to its joint venture partners, make $US 250,000 in property exploration expenditures by August 30, 2008, make another $US 3.75 million in property exploration expenditures and complete a pre-feasibility study on the property by August 30, 2012.  AMF’s joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  Once AMF has acquired its 60% interest in the Mashonga Property, the parties will form a new joint venture company to further explore and develop the Property.

During the three months ended October 31, 2007, AMF paid the first payment of $40,000 under the agreement and commenced exploration on the Mashonga Property. The remaining cash payments required to exercise the option under the Mashonga Agreement are due as follows:
a) August 30, 2008 - $ 60,000,
b) August 30, 2009 - $ 75,000,
c) August 30, 2010 - $ 100,000,
d) August 30, 2011 - $ 125,000,
e) August 30, 2012 - $ 250,000.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

During the three months ended October 31, 2007, AMF was granted three new exploration licenses covering an area of 1,037.87 square kilometres for its Lugazi project in Uganda and was transferred one license covering an area of 71.2 square kilometres for its Mubende project.

On September 17, 2007, AMF incorporated a wholly-owned Uganda company under the name African Mineral Fields Limited. Transfer of exploration licenses in Uganda to AMF Ltd. is pending.

5.  LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan in the amount of $49,180 is payable on demand. The remainder have no stated terms of repayment. For the three months ended October 31, 2007 the Company has recognized imputed interest in the amount of $15,973 on the loans, which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

6.  ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to October 31, 2007. The Company has recognized a cumulative total of $91,890 in such costs to October 31, 2007 which have been included in exploration expense. Accrued liabilities include $40,663 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at October 31, 2007.

7.  COMMON STOCK

On August 28, 2007, the Company issued 362,500 units (each a “Unit”) due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $145,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until August 28, 2009. On September 13, 2007 the Company issued 25,000 shares as a finders’ fee in connection with the issuance of 250,000 of these units.

In connection with 350,000 units of this issuance of units, the Company granted registration rights for the shares issued with the units and the shares to be issued upon exercise of

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than June 15, 2007  the “Scheduled Filing Deadline” to register the shares; and (2) if it failed to file the registration statement by the Scheduled Filing Deadline, to pay liquidated damages in cash in an amount equal to 1% of the proceeds of the offering for each month following the Scheduled Filing Deadline until the actual filing date. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages of 1% per month for the period the failure continues. As at October 31, 2007, the Company has not filed the registration statement and was obligated to pay liquidated damages. The amount of the estimated total liability for liquidated damages, $14,000, has been accrued in Liability for Registration Payments and has been recognized in the results of operations for the three months ended October 31, 2007. There is a reasonable possibility of loss in excess of the amount accrued due to the possibility the registration statement will not be declared effective by July 15, 2008 or once effective, sales of the shares will not be permitted.

At October 31, 2007, the Company has received $20,000 in cash payments in connection with a private placement of units at $1.00 for which the units have not yet been issued and $25,000 in connection with a private placement of units at $0.40 for which the units have not yet been issued.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its private placements in previous years of units at $0.50 (each Unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each Unit consisting of one common share and one half warrant, with each whole exercisable at $2.00), $1.40 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.00) and $1.60 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 217,189 Units as finders’ fees at October 31, 2007, with each Unit valued at the same price as the Units placed.

8.  PREFERRED STOCK

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

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

In the three months ended October 31, 2007, the Company accrued $30,000 (2006 - $30,000) to the chief executive officer of the Company for consulting services rendered. $50,000 of fees remained payable to the chief executive officer as at October 31, 2007 (2006 - $ 20,000).  The Company incurred $30,000 to a director of the Company (2006 - $nil) for geological consulting services rendered. $40,000 of fees remains payable to that director as at October 31, 2007.

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

A summary of the Company’s stock option activities is presented below:

	Employee/ Director	Non- employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value

Options Outstanding, July 31, 2007	1,314,723	2,976,777	1.13	0.60	2,556,890

Options forfeited	172,223	1,080,833	0.74	0.57	(711,925)

Options Outstanding, October 31, 2007	1,142,500	1,895,944	1.13	0.60
	==========	==========

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Range of Exercise Prices		Number	Weighted Average Exercise	Aggregate Intrinsic
	High	Low	of Shares	Price	Value

	$	$		$	$
Vested at Oct. 31,
2007 and earlier	3.50	0.50	2,745,322	1.24	1,579,913
Remainder of 2008	2.59	1.60	210,444	1.78	189,522
2009	2.59	1.70	82,278	1.87	75,529

			3,038,444		1,844,964
			==========		==========

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant date fair value

Non-vested options outstanding, July 31, 2007	395,555	358,011	0.91
Non-vested options outstanding, October 31, 2007	292,722	265,051	0.91
Options vested in three months ended October 31, 2007	76,167	65,893	0.87

If not previously exercised or canceled, options outstanding at October 31, 2007 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
	High	Low	of Shares	exercise price
Expiry Date
Year Ending July 31,
2008	3.50	1.60	500,000	2.63
2009	0.50	0.50	1,480,000	0.50
2010	1.60	1.60	130,000	1.60
2012	2.59	1.70	928,444	1.81

			3,038,444
			===========

11.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada), Chinese income taxes (to the extent of its operations in China) and

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

The Company has net operating losses carried forward of $7,414,000 for United States tax purposes and $1,496,000 for Ugandan tax purposes which will expire in 2028 if not utilized.

12.  SUBSEQUENT EVENTS

On November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee. Of the 300,000 options, 50,000 vested immediately and the remainder will vest over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

On November 9, 2007 the Company received $640,000 in subscriptions. These subscriptions were originally priced at $0.40 per unit but have since been re-priced at $CAD 0.30 (approximately $US 0.30) per unit prior to the shares being issued.  As a result the subscription is for 2,108,586 units (each a “Unit”). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $CAD 0.60 per warrant share until two years from the date of issuance of the shares. In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; and (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues. The Company has agreed to pay $64,000 in cash to consultants for finders’ fees, payable when the units are issued.

On November 15, 2007 the Company entered into an agreement (the “Amending Agreement”) to take the place of the Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) dated May 12, 2007 with its Chinese joint venture partner.  Pursuant to the Amending Agreement, the Company, which currently holds a 90% interest in Yunnan Longteng Mining Co., Ltd. (“Longteng”) and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”), will obtain the remaining 10% interest in Longteng from the Chinese joint venture partner in exchange for transferring the Company’s 90% interest in Western to the Chinese joint

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

venture partner as well as the settlement of certain amounts payable by transfer of certain assets to the joint venture partner. Under the Amending Agreement, the payment of RMB 1,000,000 (approximately $133,000) called for under the Modification Agreement and accrued by the Company at July 31, 2007 and October 31, 2007 will not be payable. These financial statements do not give effect to the Amending Agreement or the benefit expected to be realized due to the recovery of previously accrued amounts.

On November 16, 2007 the Company received a subscription in the amount of $200,000 to be paid by way of conversion of  a shareholder loan of $200,000 into units. This subscriptions was originally priced at $0.40 per unit but has since been re-priced at $CAD 0.30 (approximately $US 0.30) per unit prior to the shares being issued.  As a result the subscription is for 658,933 units (each a “Unit”). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $CAD 0.60 per warrant share until two years from the date of issuance of the shares. In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; and (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the Company’s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Please read in conjunction with the section of this Form 10Q entitled “Part II—Item 1A. Risk Factors”, and note that this discussion contains forward-looking statements. This discussion focuses on the manner in which the Company will operate in the next year, as well as prospects for the future and the manner in which events and uncertainties known to management would cause reported financial information to not be necessarily indicative of future operating results or of the future financial condition.

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects. Magnus is currently focused on gold projects in China and Africa. In China, the Company’s key mineral project is the Huidong property, in which the Company holds a  90% interest which interest will increase with Magnus’ Modification Agreement with Team 209 (described under “Property Agreements – Property Agreements - China – Yunnan Long Teng Mining Ltd. - Huidong Property”) is consummated. In Africa, the Company has a 100% interest in two mineral properties in Uganda, Mubende, and Lugazi, and has rights to three other mineral properties in Uganda, Mwerusandu, Mitoma, and Mashonga.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office	Uganda Office
1055 West Hastings Street Suite 550 Vancouver, BC Canada V6E 2E9 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive 7th Floor Las Vegas, Nevada 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708 Central Renmin Road Kunming City Yunnan Province 650031 People’s Republic of China Tel: 86--871--3642422 Fax: 86- 871- 3642420	1 Berkeley St. London United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100	Plot 1A Mugwanya Road Entebbe, Uganda Tel: +256(0) 7734 63095

The price of the Company’s common stock has been quoted for trading on the NASD over-the-counter bulletin board since March 25, 2003.  On November 14, 2007, the Company received notice of the suspension of the quotation of its shares on the OTCBB for one year for late filing of annual and/or quarterly reports.  The Company has appealed this notice, and a hearing has been scheduled for December 3, 2007.  The Company’s shares will continue to be quoted on the OTCBB until the panel conducting the hearing renders its decision regarding the Company’s appeal.

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

On July 1, 2006, Magnus assigned its rights to Long Teng Mining to its wholly-owned subsidiary, Yunnan Long Teng Mining (BVI) Inc.

As of October 31, 2007 Magnus had made $3,509,969 in capital contributions to Long Teng Mining, and under the terms of the Huidong Agreement Magnus currently holds a 90% interest in the Huidong Property.

On May 12, 2007, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with Team 209.  Under the Modification Agreement, the Company, which currently holds a 90% interest in Long Teng Mining and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”, which holds the mineral rights to the Mangshi Property, described below), will obtain the remaining 10% interest in Long Teng Mining from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209.  The Modification Agreement was subsequently amended on November 15, 2007.  Under the amended Modification Agreement, Magnus is required to make the following payments: (1) 430,000 RMB (approximately US$58,000) to Team 209 for outstanding salaries and benefits owing to the staff of Team 209 who previously worked for Long Teng Mining, 170,000 RMB of which will be paid from Long Teng Mining’s account, 160,000 RMB of which will be paid from Western’s account and 100,000 RMB of which will be deemed to have been paid in exchange for Team 209 retaining certain office equipment of Long Teng Mining; and (2) 2,200,000 RMB (approximately US$294,000) for drilling expenditures, 500,000 RMB of which is required to be paid by the end of November 2007, 800,000 RMB of which will be deemed to have been paid in exchange for

Team 209 retaining four vehicles, 300,000 RMB of which is required to be paid by the end of 2007 and 600,000 RMB of which is required to be paid by June 30, 2008.  The Modification Agreement is expected to be consummated by the beginning of 2008.  Under Chinese law, Magnus will be required to find another Chinese joint venture partner to hold a small interest in the Huidong Property, and Magnus is currently seeking a new joint venture partner.

Yunnan Western Mining Co., Ltd. – Mangshi Property

On November 25, 2005, Magnus acquired 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc.  Golden River is a party to a co-operative joint venture agreement dated August 29, 2003 (the “Mangshi Agreement”) with Team 209.  Under the Mangshi Agreement, Golden River and Team 209 formed Western, a sino-foreign joint venture company which holds the rights to the Mangshi Property, a mineral exploration property comprising approximately 113.96 square kilometres in Yunnan Province.  Golden River has the right to earn a 90% interest in Western, with Team 209 retaining the other 10%.

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

Property Agreements in Africa

In Africa, the Company, through its wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”), has a 100% interest in two mineral properties in Uganda, the Mubende Property and the Lugazi Property, and has rights to three other mineral properties in Uganda, the Mwerusandu Property, the Mitoma Property and the Mashonga Property.

Mwerusandu Property

On May 8, 2006 AMF entered into a property option agreement (the “Mwerusandu Agreement”) with East African Mineral Resources and Flemish Investments Limited (collectively, “EAMR”) under which EAMR granted AMF an option to acquire a 100% interest in three mineral exploration licenses covering a total of 57.7 square kilometers of land in Uganda (the “Mwerusandu Property”).  Pursuant to the terms of the Mwerusandu Agreement, AMF can earn a 100% interest in the Mwerusandu Property by: (1) making cash payments to EAMR of US$45,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares to EAMR (such AMF shares were subsequently exchanged for Magnus shares pursuant to the terms of the acquisition agreement under which Magnus acquired AMF), and as of October 31, 2007 has made $57,579 of exploration expenditures on the Mwerusandu optioned licenses.  Since signing the Mwerusandu Agreement, AMF has received an additional exploration license covering 147.63 sq. km., so that the Mwerusandu Property is now comprised of four exploration liceneses covering 205.33 sq. km.

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

Mitoma Property

On the same date as the Mwerusandu Agreement, May 8, 2006, AMF also entered into a property option agreement (the “Mitoma Agreement”) with EAMR under which EAMR granted AMF an option to acquire a 100% interest in six mineral exploration licenses for a total of 279.0 square kilometers of property in Uganda (the “Mitoma Property”).  Under the Mitoma Agreement, AMF can earn a 100% interest in the Mitoma Property by: (1) making cash payments to EAMR of US$235,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares (subsequently exchanged for Magnus shares pursuant to the AMF acquisition agreement), and to October 31, 2007 has made $102,433 of exploration expenditures on the Mitoma optioned licenses.  Since signing the Mitoma Agreement, AMF has received an additional two exploration licenses covering 159.49 sq. km., so that the Mitoma Property is now comprised of eight exploration liceneses covering 438.49 sq. km.

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

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square kilometers of land contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of October 31, 2007, Magnus had paid US$40,000 to its joint venture partners and had commenced exploration on the Mashonga Property.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties will form a new joint venture company to further explore and develop the Property.

Other Projects

The Company actively investigates other areas in search of additional properties and additional joint venture opportunities.

Employees

As of October 31, 2007, the Company had three full-time employees (over and above its directors, officers and consultants) employed at the Company’s office in Vancouver, British Columbia (two in an administrative capacity and one as a bookkeeper).

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

Transactions with Related Parties / Subsequent Events

On November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee. Of the 300,000 options, 50,000 vested immediately and the remainder of 250,000 will vest evenly over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

On November 9, 2007 the Company received $640,000 in subscriptions for 1,600,000 units, (each a “Unit”). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until two years from the date of issuance of the shares.  Prior to being issued, the Units were re-priced to Cdn$0.30 (with each whole warrant exercisable for a common share at Cdn$0.60).  In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues. The Company has agreed to pay $64,000 in cash to consultants for finders’ fees, payable when the units are issued.

On November 15, 2007, the Company entered into an agreement amending the Modification Agreement concerning the Company’s China properties, as described above under “Property Agreements – Property Agreements - China – Yunnan Long Teng Mining Ltd. - Huidong Property”.

On November 16, 2007, the Company received a subscription from an existing shareholder for 500,000 units at a price of $0.40 per Unit.  The subscription funds will be provided by a conversion of a loan of $200,000 previously provided by the shareholder to the Company.  Prior to being issued, the Units were re-priced to Cdn$0.30 (with each whole warrant exercisable for a common share at Cdn$0.60).  In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants on the terms described in the preceding paragraph.

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

Outlook

Mineral prices rose slightly during the year. At October 31, 2006, the price of gold was $604.10 per ounce compared to $791.70 at October 31, 2007, representing an increase of approximately 31%. Management believes that this trend will continue, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,659,887 at October 31, 2007.

Total cash requirements stipulated under the Company’s Huidong Agreement with Team 209 of China calls for a $5,000,000 equity investment into Yunnan Long Teng Mining Ltd. by Magnus.

Under the Huidong Agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of October 31, 2007 the Company had contributed $3,509,969 to the joint venture company. . The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company met the contribution obligations required to be made by the third anniversary of the business license issuance.

Total cash requirements stipulated under the Company’s Mwerusandu and Mitoma Agreements is $4,280,000.

Under the Mwerusandu Agreement, AMF can earn a 100% interest in the Mwerusandu Property by: (1) making cash payments to EAMR of US$45,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares to EAMR (such AMF shares were subsequently exchanged for Magnus shares pursuant to the terms of the AMF Acquisition Agreement under which Magnus acquired AMF; see above), and to October 31, 2007 has made $57,579 of exploration expenditures on the Mwerusandu optioned licenses.

Under the Mitoma Agreement, AMF can earn a 100% interest in the Mitoma Property by: (1) making cash payments to EAMR of US$235,000; (2) issuing 500,000 common shares of AMF to EAMR; and (3) incurring an aggregate of US$2,000,000 in exploration expenditures on or before May 8, 2009.  AMF has made the cash payments and issued the AMF shares (subsequently exchanged for Magnus shares pursuant to the AMF Acquisition Agreement), and to October 31, 2007 has made $102,433 of exploration expenditures on the Mitoma optioned licenses.

Total cash requirements stipulated under the Company’s Mashonga Agreements is $4,650,000.  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4,000,000 in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of October 31, 2007, Magnus had paid US$40,000 to its joint venture partners and had made US$12,156 in property expenditures.

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

Results from Operations

Summary

The Company's consolidated net loss for the three months ended October 31, 2007 was $607,131 or $0.01 per share compared to the consolidated net loss for the corresponding period in the previous year of $1,370,354 or $0.03 per share for a net decrease of $763,023.  The largest expense was related to the cost of exploration of the properties in China and Uganda (see “Property Agreements”). The second largest expense in 2007 was related to consultants and the third largest to salaries and benefits.

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on our two Chinese properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

We are committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which $3,509,969 was contributed by October 31, 2007.  In addition, the Company is committed to contribute a total of at least $1,500,000 to the Mangshi joint venture by December 31, 2006, and $1,500,470 was contributed by October 31, 2007.  However, we will no longer be subject to the joint venture capital contribution requirements upon consummation of the Modification Agreement with Team 209, as further described under “Property Agreements – Property Agreements - China – Yunnan Long Teng Mining Ltd. - Huidong Property”, above.

We incurred exploration licenses expense of $43,718 and geological expenses of $230,604 in the three months ended October 31, 2007 compared to $14 and $749,749 respectively in the corresponding period in the previous year (including expenses in China which have been presented in loss from operations held for sale in the accompanying financial statements). The decrease of $475,441 is due to the decrease in exploration activity at the properties in China, partly offset by exploration expenses incurred on the African projects.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $30,570 in the current quarter compared to $63,217 in the corresponding period in the previous year, representing a decrease of $32,647. The decrease is due to the decrease in activity in the China projects.  Included in these costs are travel expenses for executives and geologists to China and Uganda, travel to various conferences, and other miscellaneous office expenses.

Consulting expenses

Consulting expenses were $76,512 in the current quarter compared to $115,462 in the corresponding period in the previous year. The decrease of $38,950 is due to termination of the contracts of some consultants and reduction in others as a result of decreased exploration activity in China.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $518,506 in the current quarter compared to cash uses of $ 563,409 in the corresponding period in the previous year. The decrease of $44,903 despite a larger decrease in net loss can be attributed to the increases in accounts payable and collection of a deposit receivable in the corresponding period of the previous year.

Financing Activities

The Company received cash from financing activities of $304,000 in the current quarter compared to $274,800 in the corresponding period of the previous year.  For financing activities undertaken by the Company subsequent to the end of the current quarter, see “Transactions with Related Parties / Subsequent Events”.

Liquidity and Capital Resources

At October 31, 2007, the Company's total assets were $413,890 as compared to $654,979 at July 31, 2006. Long-term liabilities as of October 31, 2007 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $ 2,659,887 at October 31, 2007.  The Company intends to do additional financings in the future.

As of October 31, 2007 the Company has received no-interest loans from various shareholders in the amount of $1,336,485. The Company has recognized imputed interest of $15,973 in the three months ended October 31, 2007 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, investor relations and operations.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $20,020,813 as of October 31, 2007.  As of October 31, 2007, the Company had a total of $213,077 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the past the Chinese Renminbi yuan (“RMB”) has been informally pegged to the USD.  Since July 2005 China has adopted a more flexible exchange rate system. As RMB is used for expenditures by Magnus and its subsidiaries in conducting their operations in China, the fluctuation of exchange rates of RMB may have positive or negative impacts on the results of operations of the Company. Since July 2005 the RMB has been allowed to rise 11% (from $0.1208 to $0.1338).  Should the RMB continue to slowly appreciate against the US dollar, the costs of services related to our exploration in China can be expected to increase.

In Uganda, the currency is the Ugandan shilling.  On November 30, 2007, the exchange rate was Ushs 1,715.5 = US$1.00.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at October 31, 2007.

With respect to Long Teng Mining in China, either the General Manager or Deputy General Manager of Long Teng Mining, if any, can approve expenditures under $100, and any expenditures over $100 must be pre-approved by the Magnus’ CEO.

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

Changes in Internal Controls

Except as disclosed above, during the quarter ended October 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended October 31, 2007, the Company had an operating loss of $607,731.  At October 31 2007, the Company had a working capital deficiency of $2,659,887. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

On November 14, 2007, the Company received notice of the suspension of the quotation of its shares on the OTCBB for one year for late filing of annual and/or quarterly reports.  The Company has appealed this notice, and a hearing has been scheduled for December 3, 2007.  The Company’s shares will continue to be quoted on the OTCBB until the panel conducting the hearing renders its decision regarding the Company’s appeal.

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

THE COMPANY IS SUBJECT TO A VARIETY OF APPROVAL REQUIREMENTS AT THE CHINESE CENTRAL, PROVINCIAL AND LOCAL GOVERNMENT LEVELS AND, IN PRACTICE, THERE IS SOME UNCERTAINTY SURROUNDING WHICH APPROVALS ARE ACTUALLY REQUIRED TO CONDUCT CERTAIN MINING AND EXPLORATION ACTIVITIES IN VARIOUS PARTS OF CHINA.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2007, the Company issued 362,500 units (each a “Unit”) due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $145,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until August 28, 2009. On September 13, 2007 the Company issued 25,000 shares as a finders’ fee in connection with the issuance of 250,000 of these Units.

In connection with the issuance of 350,000 Units of this issuance of Units, the Company granted registration rights for the shares issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than June 15, 2007, the “Scheduled Filing Deadline” to register the shares; and (2) if it failed to file the registration statement by the Scheduled Filing Deadline, to pay liquidated damages in cash in an amount equal to 1% of the proceeds of the offering for each month following the Scheduled Filing Deadline until the actual filing date. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the registration statement has been declared effective by the SEC, sales cannot be made pursuant to the registration statement, the Company will be obligated to pay liquidated damages of 1% per month for the period the failure continues. As at October 31, 2007, the Company has not filed the registration statement and was obligated to pay liquidated damages. The amount of the estimated total liability for liquidated damages, $14,000, has been accrued in Liability for Registration Payments and has been recognized in the results of operations for the three months ended October 31, 2007. There is a reasonable possibility of loss in excess of the amount accrued due to the possibility the registration statement will not be declared effective by July 15, 2008 or once effective, sales of the shares will not be permitted.

At October 31, 2007, the Company has received $20,000 in cash payments in connection with a private placement of units at $1.00 for which the units have not yet been issued and $25,000 in connection with a private placement of units at $0.40 for which the units have not yet been issued.

The Company has agreed to pay certain individuals units as finders’ fees for assisting the Company in raising funds in connection with its private placements in previous years of units at $0.50 (each unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each unit consisting of one common share and one half warrant, with each whole exercisable at $2.00), $1.40 (each unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.00) and $1.60 (each unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 217,189 units as finders’ fees at October 31, 2007, with each unit valued at the same price as the units placed.

On November 9, 2007 the Company received $640,000 in subscriptions for 1,600,000 units, (each a “Unit”). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until two years from the date of issuance of the shares.  Prior to being issued, the Units were re-priced to Cdn$0.30 (with each whole warrant exercisable for a common share at Cdn$0.60).  In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues. The Company has agreed to pay $64,000 in cash to consultants for finders’ fees, payable when the units are issued.

On November 16, 2007, the Company received a subscription from an existing shareholder for 500,000 units at a price of $0.40 per unit.  The subscription funds will be provided by a conversion of a loan of $200,000 previously provided by the shareholder to the Company. Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until two years from the date of issuance of the shares. Prior to being issued, the Units were re-priced to Cdn$0.30 (with each whole warrant exercisable for a common share at Cdn$0.60).  In connection with these subscriptions, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants on the terms described in the preceding paragraph.

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information

N/A

Item 6.  Exhibits

(a)     Exhibit List

31.1     Certificate pursuant to Rule 13a-14(a)
32.1     Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  30th day of November, 2007.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	November 30, 2007
/s/ Steven Tan Steven Tan	Director	November 30, 2007
/s/ Gavin Conway Gavin Conway	Director	November 30, 2007