Form 10-Q
period 2008-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2008-03-14
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended January 31, 2008

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to                .

Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0351859
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Suite 550, 1055 West Hastings St. Vancouver, BC	V6E 2E9
(Address of Principal Executive Offices)	(Zip Code)

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

Yes        No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 13, 2008
Common Stock, $0.001 par value	53,760,024

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	January 31	July 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$103,783	$433,569
Prepaid expenses and other	67,843	86,800

Total current assets	171,626	520,369

Fixed assets (Note 3)	107,588	134,610

Total assets	$279,214	$654,979
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $60,000 (July 31, 2007 - $25,029) (Note 9)
	$156,210	$231,539
Accrued liabilities including related party liabilities of $nil (July 31, 2007 - $67,672) (Note 9)
	313,499	356,638
Liabilities for registration payments (Notes 7 and 12)	454,000	440,000
Liabilities of components held for sale	466,316	602,239
Loans from shareholders (Note 5)	1,166,485	1,057,485

Total current liabilities	2,556,510	2,687,901

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 6, 7, 10, 11, 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 50,031,490 (July 31, 2007 - 49,541,490)	50,032	49,542
Preferred stock (Note 8)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
0 Series "A" (July 31, 2007 - 100,000)	-	100
200,000 Series "B" (July 31, 2007 - 200,000)	200	200
Subscriptions received	840,000	165,000
Promissory notes receivable for subscriptions	-	-
Common stock to be issued	537,620	537,620
Additional paid-in capital	17,271,347	16,757,613
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(20,826,860)	(19,413,082)
Accumulated other comprehensive income (loss)	(72,492)	(52,772)

Total stockholders' equity (deficit)	(2,277,296)	(2,032,922)

Total liabilities and stockholders' equity (deficit)	$279,214	$654,979
	===========	===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management
					Exploration stage through January 31, 2008
	Three Months Ended January 31		Six Months Ended January 31
	2008	2007	2008	2007

EXPENSES
Consulting	$80,845	$45,423	$157,357	$160,885	$2,442,352
Finder fees	-	-	-	-	674,375
Investor relations	892	1,281	1,530	32,585	1,792,834
Legal and professional fees	31,873	15,700	66,731	86,228	1,039,054
Exploration licenses	22,386	-	64,702	-	877,494
Geological expenses	220,927	105,096	451,256	241,040	1,422,548
Amortization	14,674	8,144	29,171	22,147	135,055
Salaries and benefits	39,611	89,090	110,700	185,861	906,228
Stock-based compensation (Note 10)	256,627	120,123	322,520	251,989	2,651,563
Registration payment arrangements	-	-	14,000	-	454,000
Travel	29,255	29,142	55,170	97,342	934,074
Write-down of impaired assets	18	-	1,349	-	366,665
Other administrative expenses	91,669	24,305	121,601	56,219	1,799,892

Total expenses	788,777	438,304	1,396,087	1,134,296	15,496,134

Net (loss) from continuing operations	(788,777)	(438,304)	(1,396,087)	(1,134,296)	(15,496,134)
Loss from operations of components held for sale	(17,270)	(249,928)	(17,691)	(924,691)	(5,330,726)

Net (loss) for the year	(806,047)	(688,232)	(1,413,778)	(2,058,987)	(20,826,860)

Other comprehensive income (loss)
Foreign currency translation	(15,883)	14,604	(19,720)	2,778	(72,492)

Comprehensive (loss)	$(821,930)	$(673,628)	$(1,433,498)	$(2,056,209)	$(20,899,352)
	=========	=========	=========	=========	==========

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.03)
	=========	=========	=========	=========
Net (loss) for the year	$(0.02)	$(0.02)	$(0.03)	$(0.05)
	=========	=========	=========	=========

Weighted average number of common stock outstanding	50,261,490	39,057,363	49,901,490	39,910,508
	=========	=========	=========	=========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management
					Exploration stage through January 31, 2008
	Three Months Ended January 31		Six Months Ended January 31
	2008	2007	2008	2007

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(806,047)	$(688,232)	$(1,413,778)	$(2,058,987)	$(20,826,860)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	256,627	120,123	322,520	251,989	2,651,563
Stock issued / allotted for services and licenses	-	-	-	-	1,369,000
Amortization of fixed assets	14,674	23,910	29,171	48,845	234,423
Imputed interest on loans from shareholders	20,631	-	36,604	-	65,926
Loss on dispositions and writedowns of fixed assets	-	5	-	386	348,503
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	10,707	7,493	18,957	38,911	(53,329)
Deposit receivable	-	-	-	250,000	-
Accounts payable and accrued liabilities	(143,093)	212,690	(118,468)	581,795	304,588
Liabilities for registration payments	-	-	14,000	-	454,000
Liabilities of component held for sale	(81,910)	-	(135,923)	-	466,315

Net cash and cash equivalent from (used in) operating activities
	(728,411)	(324,011)	(1,246,917)	(887,061)	(14,985,871)

Cash and cash equivalent from (used in) investing activities:
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	(2,150)	(47,513)	(669,880)

Net cash and cash equivalent from (used in) investing activities	-	-	(2,150)	(47,513)	(669,598)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	-	-	100
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	640,000	20,000	665,000	220,000	11,035,384
Finders' fees paid in respect of private placements	(35,000)	(2,000)	(35,000)	(27,200)	(367,038)
Loans from shareholders	30,000	422,729	309,000	522,729	1,021,577

Net cash and cash equivalent from financing activities	635,000	440,729	939,000	715,529	15,852,355

Effect of exchange rate changes on cash	(15,883)	10,349	(19,719)	(4,981)	(93,126)

Increase in cash and cash equivalent	(109,294)	127,067	(329,786)	(224,026)	103,760

Cash and cash equivalent, beginning of period	213,077	63,602	433,569	414,695	23

Cash and cash equivalent, end of period	$103,783	$190,669	$103,783	$190,669	$103,783
	=========	=========	=========	=========	==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders' (Deficit)

Balance July 31, 2007	49,541,490	$ 49,542	$ 300	$ 165,000	$ -	$ 537,620	$ (52,772)	$ 16,757,613	$(19,413,082)	$ (77,143)	$ (2,032,922)

Share subscriptions received	-	-	-	25,000	-	-	-	-	-	-	25,000
Shares issued as finders' fees	25,000	25	-	-	-	-	-	(25)	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	65,893	-	-	65,893
Shares issued pursuant to subscriptions	362,500	362	-	(145,000)	-	-	-	144,638	-	-	-
Cancellation of series "A" Preferred shares	-	-	(100)	-	-	-	-	100	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	15,973	-	-	15,973
Net loss for the year	-	-	-	-	-	-	(3,837)	-	(607,731)	-	(611,568)

Balance October 31, 2007	49,928,990	$ 49,929	$ 200	$ 45,000	$ -	$ 537,620	$ (56,609)	$ 16,984,192	$(20,020,813)	$ (77,143)	$ (2,537,624)

Share subscriptions received in cash	-	-	-	640,000	-	-	-	-	-	-	640,000
Share subscriptions received in conversion of shareholders' loan	-	-	-	200,000	-	-	-	-	-	-	200,000
Finders' fees paid in cash	-	-	-	-	-	-	-	(35,000)	-	-	(35,000)
Stock-based compensation	-	-	-	-	-	-	-	256,627	-	-	256,627
Shares issued pursuant to subscriptions	102,500	103	-	(45,000)	-	-	-	44,897	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	20,631	-	-	20,631
Net loss for the year	-	-	-	-	-	-	(15,883)	-	(806,047)	-	(821,930)

Balance January 31, 2008	50,031,490	$ 50,032	$ 200	$ 840,000	$ -	$ 537,620	$ (72,492)	$ 17,271,347	$(20,826,860)	$ (77,143)	$ (2,277,296)
	=======================================================================================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2007 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,806,860 as of January 31, 2008.  As of January 31, 2008, the Company had a total of $103,783 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. On November 14, 2007 the Company received notice of the suspension of the quotation of its shares on the over-the-counter bulletin board (“OTC-BB”)  for one year for late filing of annual and/or quarterly reports, which may make raising financing more difficult.  There are no assurances that the Company will be successful in achieving these goals.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

3. FIXED ASSETS

Fixed assets consist of the following:

	January 31, 2008	July 31, 2007

Computer equipment	$49,205	$47,055
Computer software	49,748	49,748
Field equipment	-	-
Leasehold improvements	31,906	40,758
Office furniture and equipment	78,494	78,494
Vehicles	-	-

	209,353	216,055
Less: Accumulated depreciation	101,765	81,445

	$107,588	$134,610
	=============	=============

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

During the six months ended January 31, 2008, AMF paid the first payment of $40,000 under the agreement and commenced exploration on the Mashonga Property. The remaining cash payments required to exercise the option under the Mashonga Agreement are due as follows:

a) August 30, 2008 - $ 60,000,
b) August 30, 2009 - $ 75,000,
c) August 30, 2010 - $ 100,000,
d) August 30, 2011 - $ 125,000,
e) August 30, 2012 - $ 250,000.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

During the six months ended January 31, 2008, AMF was granted three new exploration licenses covering an area of 1,037.87 square kilometres for its Lugazi project in Uganda and was transferred one license covering an area of 71.2 square kilometres for its Mubende project.

On September 17, 2007, AMF incorporated a wholly-owned Uganda company under the name African Mineral Fields Limited (“AMF Ltd.”).

On November 8, 2007 AMF and its partner in the Mitoma, Mwerusandu, Lugazi and Mubende projects agreed upon the transfer of the exploration licenses of those projects from the partner to AMF for consideration already paid to that date. Accordingly AMF has no further obligations for cash payments and exploration expenditures with respect to those properties. As at January 31, 2008 all the licenses have been transferred into the name of AMF Ltd.

Yunnan Long Teng Mining Ltd. and Yunnan Western Mining Ltd.

On November 15, 2007 the Company entered into an agreement (the “Amending Agreement”) to take the place of the Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) dated May 12, 2007 with its Chinese joint venture partner.  Pursuant to the Amending Agreement, the Company, which currently holds a 90% interest in Yunnan Long Teng Mining Co., Ltd. (“Long Teng”) and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”), will obtain the remaining 10% interest in Long Teng from the Chinese joint venture partner in exchange for transferring the Company’s 90% interest in Western to the Chinese joint venture partner as well as the settlement of certain amounts payable by transfer of certain assets to the joint venture partner. Under the Amending Agreement, the payment of RMB 1,000,000 (approximately $133,000) called for under the Modification Agreement and accrued by the Company at July 31, 2007 will not be payable. These financial statements do not give effect to the Amending Agreement or the benefit possibly to be realized due to the recovery of previously accrued amounts, as the Amending Agreement is subject to further amendment due to obligations remaining unperformed by both parties as at January 31, 2008.

5. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan in the amount of $49,180 is payable on demand. The remainder have no stated terms of repayment. For the six months ended January 31, 2008 the Company has recognized imputed interest in the amount of $36,604 on the loans, which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

6. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to  January 31, 2008. The Company has recognized a cumulative total of $94,850 in such costs to January 31, 2008 which have been included in exploration expense. Liabilities of components held for sale include $20,144 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at January 31, 2008.

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

In connection with 350,000 units of this issuance of units, the Company granted registration rights for the shares issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than June 15, 2007  the “Scheduled Filing Deadline” to register the shares; and (2) if it failed to file the registration statement by the Scheduled Filing Deadline, to pay liquidated damages in cash in an amount equal to 1% of the proceeds of the offering for each month following the Scheduled Filing Deadline until the actual filing date. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages of 1% per month for the period the failure continues. As at January 31, 2008, the Company has not filed the registration statement and was obligated to pay liquidated damages. The amount of the estimated total liability for liquidated damages, $14,000, has been accrued in Liabilities for Registration Payments and has been recognized in the results of operations for the six months ended January 31, 2008. There is a reasonable possibility of loss in excess of the amount accrued due to the possibility the registration statement will not be declared effective by July 15, 2008 or once effective, sales of the shares will not be permitted.

On November 6, 2007, the Company issued 40,000 units (each a “Unit”) due to the closing of the Company’s private placement at $0.50 per Unit for total proceeds of $20,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$1.00 per warrant share until November 6, 2009.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

On November 16, 2007 the Company received a subscription in the amount of $200,000 to be paid by way of conversion of a shareholder loan of $200,000 into units. This subscription was originally priced at $0.40 per unit but has since been re-priced to $CAD 0.30 (approximately $US 0.30) and then to $CAD 0.25 per unit prior to the shares being issued.  As a result the subscription is for 795,520 units (each a “Unit”). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $CAD 0.50 per warrant share until two years from the date of issuance of the shares. This subscription also originally carried with it a registration payment arrangement, which was cancelled as part consideration for the re-pricing of the units. As at January 31, 2008 these units have not yet been issued.

On December 18, 2007, the Company issued 62,500 units (each a “Unit”) due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $25,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant share until December 18, 2009.

At January 31, 2008, the Company has received $US 640,000 in cash payments in connection with a private placement of units at $CAD 0.25 for which the units have not yet been issued. These units were originally subscribed for at a price of $US0.40 per unit, and were subsequently re-priced to $CAD 0.30 and then to $CAD 0.25. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $CAD 0.50 per warrant share until two years from the date of issue of the warrants. This subscription also originally carried with it a registration payment arrangement, which was cancelled as part consideration for the re-pricing of the units.

The Company has agreed to pay certain individuals Units as finders’ fees for assisting the Company in raising funds in connection with its private placements in previous years of units at $0.50 (each Unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each Unit consisting of one common share and one half warrant, with each whole exercisable at $2.00), $1.40 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.00) and $1.60 (each Unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 217,189 Units as finders’ fees at January 31, 2008, with each Unit valued at the same price as the Units placed.

Effective January 16, 2008, the Company amended the terms of an aggregate of 312,250 outstanding common share purchase warrants by: extending the term of the warrants from their original expiry date of January 16, 2008 to July 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75.  Furthermore, effective March 13, 2008, the Company:

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

  amended the terms of 543,500 warrants by: extending the term of the warrants from their original expiry date of March 16, 2008 to September 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75;
  amended the terms of 334,124 warrants by: extending the term of the warrants from their original expiry date of April 10, 2008 to October 10, 2009; and reducing the exercise price of the warrants from $2.40 to $0.75; and
  amended the terms of 175,000 warrants by: extending the term of the warrants from their original expiry date of November 23, 2008 to May 23, 2010; and reducing the exercise price of the warrants from $2.00 to $0.75.

8. PREFERRED STOCK

On October 15, 2007 the Chief Executive Officer of the Company surrendered for cancellation the 100,000 issued and outstanding Series “A” preferred shares and those shares were cancelled by the Company.

9. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follow:

In the three months ended January 31, 2008, the Company accrued $30,000 (2007 - $30,000) to the chief executive officer of the Company for consulting services rendered. No fees remained payable to the chief executive officer as at January 31, 2008 (2007 - $ 80,000).  The Company incurred $30,000 to a director of the Company (2007 - $30,000) for geological consulting services rendered. $60,000 of fees remains payable to that director as at January 31, 2008.

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

On November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee, with exercise price of $0.50. Of the 300,000 options, 50,000 vested

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

immediately and the remainder will vest over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

On January 31, 2008 the Company granted 535,000 options with exercise price of $0.50 to various employees and consultants. 1/36 of the options will vest on the last day of each of the 36 months following the date of the grant. Any remaining unexercised options will expire on January 31, 2013.

On January 31, 2008 the Company re-priced 854,000 options with previous exercise prices ranging from $1.60 to $2.59 to the new exercise price of $0.50. At the same time, the Company extended the expiry date on 2,730,000 options with previous expiry dates ranging from January 2009 to November 2012. The new expiry date is January 31, 2013. The fair values of the re-priced and extended options have been re-estimated based on their new terms. The increase in estimated fair values of fully vested options has been recognized as stock-based compensation expense for the three months ended January 31, 2008. The increase in estimated fair values of not-fully-vested options will be recognized as stock-based compensation expense over the remaining vesting period of the options.

The fair values of the options granted, re-priced and extended in the three months ended January 31, 2008 were estimated at $0.14 per share using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Volatility:	71.8%
Risk-free interest rate:	3.23%
Dividend yield:	--
Expected lives (years):	1 to 5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

A summary of the Company’s stock option activities is presented below (with fair values reflecting new estimated values based on new terms, where applicable):

	Employee/ Director	Non- employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value

Options Outstanding, July 31, 2007	1,314,723	2,976,777	0.50	0.14	0

Options granted	600,000	385,000	0.50	0.14	0

Options forfeited	286,390	1,725,110	0.50	0.14	0

Options Outstanding, January 31, 2008	1,628,333	1,636,667	0.50	0.14	0
	=========	=========

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted	Aggregate
				Average Exercise	Intrinsic Value
	High	Low	of Shares	Price
	$	$		$	$

Vested at January 31, 2008 and earlier	0.50	0.50	2,178,444	0.50	0
Remainder of 2008	0.50	0.50	288,444	0.50	0
2009	0.50	0.50	401,444	0.50	0

2010	0.50	0.50	303,334	0.50	0

2011	0.50	0.50	93,334	0.50	0

			3,265,000		0
			=========		==========

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2007	395,555	55,378	0.14
Non-vested options outstanding, January 31, 2008	1,086,554	152,118	0.14
Options vested in three months ended January 31, 2008	168,667	23,613	0.14

If not previously exercised or canceled, options outstanding at January 31, 2008 will expire on January 31, 2013.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

11.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada), Chinese income taxes (to the extent of its operations in China) and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

The Company has net operating losses carried forward of $6,500,000 for United States tax purposes and $1,795,000 for Ugandan tax purposes which will expire in 2028 if not utilized.

12. SUBSEQUENT EVENTS

On February 11, 2008 the Company reached an agreement to settle certain registration rights granted in connection with an issuance of units on May 2, 2007. Under the settlement, the Company will issue 272,000 shares in settlement of registration rights attached to 3,400,000 units issued with registration rights attached. The Company has previously accrued a liability of $272,000 for the estimated amount of the obligation under those registration rights. The Company intends to recognize the settlement in the quarter ending April 30, 2008.

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects. Magnus is currently focused on gold projects in China and Africa. In China, the Company’s key mineral project is the Huidong property, in which the Company holds a 90% interest, which interest may increase when Magnus’ Modification Agreement with Team 209 (described under “Property Agreements – Property Agreements - China – Yunnan Long Teng Mining Ltd. - Huidong Property”) is consummated. In Africa, the Company has a 100% interest in four mineral properties in Uganda, Mubende, Lugazi, Mwerusandu and Mitoma, and has the right to earn a 60% interest in a fifth property, Mashonga.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	United States Office	China Office	United Kingdom Office	Uganda Office

1055 West Hastings Street, Suite 550 Vancouver, BC Canada V6E 2E9 Tel: (604) 694-1432 Fax: (604) 602-1499	101 Convention Center Drive, 7th Floor Las Vegas, Nevada 89109 Tel: (702) 873-3488 Fax: (702) 221-0904	Dushimingyuan Bldg. No. A-2708, Central Renmin Road Kunming City, Yunnan Province, 650031 People’s Republic of China Tel: 86--871--3642422 Fax: 86- 871- 3642420	1 Berkeley St. London United Kingdom W1J 8DJ Tel: 44-207-016-8844 Fax: 44-207-016-9100	Plot 1A Mugwanya Road Entebbe, Uganda Tel: +256(0) 7734 63095

The price of the Company’s common stock was quoted for trading on the over-the-counter bulletin board (“OTCBB”) since March 25, 2003.  On November 14, 2007, the Company received notice of the suspension of the quotation of its shares on the OTCBB for one year for late filing of annual and/or quarterly reports, and on December 6, 2007 the Company’s shares were removed from quotation on the OTCBB.  The Company’s shares are now quoted for trading on the Pink Sheets over-the-counter quotation system under the symbol “MGNU”.

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

With respect to the $5,000,000 equity investment into Long Teng Mining by Magnus, Magnus is required to contribute not less than $460,000 within three months after the issuance of the Long Teng Mining business license; $1,000,000 within twenty four (24) months after the issuance of the Long Teng Mining business license; $1,550,000 within thirty-six (36) months after the issuance of the Long Teng Mining business license; and based on the results of the exploration by Long Teng Mining, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the Long Teng Mining business license (the business license was issued on July 29, 2004; see below). The capital contribution by Magnus is subject to certain conditions precedent being satisfied. If further funding is required for carrying out more exploration and development activities, Magnus will be responsible for providing such funding; however, Team 209 will remain a 10% owner of Long Teng Mining.

On July 29, 2004, the Huidong Agreement was approved by the Chinese Government and a business license for Long Teng Mining was issued.  The exploration license for the Huidong property was successfully transferred into Long Teng Mining on July 27, 2005.

As of January 31, 2008 Magnus had made $3,509,969 in capital contributions to Long Teng Mining, and under the terms of the Huidong Agreement Magnus currently holds a 90% interest in the Huidong Property.

On May 12, 2007, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with Team 209.  Under the Modification Agreement, the Company, which currently holds a 90% interest in Long Teng Mining and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”, which holds the mineral rights to the Mangshi Property, described below), will obtain the remaining 10% interest in Long Teng Mining from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209.  The Modification Agreement was subsequently amended on November 15, 2007.  Under the amended Modification Agreement, Magnus is required to make the following payments: (1) 430,000 RMB (approximately US$58,000) to Team 209 for outstanding salaries and benefits owing to the staff of Team 209 who previously worked for Long Teng Mining, 170,000 RMB of which will be paid from Long Teng Mining’s account, 160,000 RMB of which will be paid from Western’s account and 100,000 RMB of which will be deemed to have been paid in exchange for Team 209 retaining certain office equipment of Long Teng Mining; and (2) 2,200,000 RMB (approximately US$294,000) for drilling expenditures, 500,000 RMB of which is required to be paid by the end of November 2007, 800,000 RMB of which will be deemed to have been paid in exchange for Team 209 retaining four vehicles, 300,000 RMB of which is required to be paid by the end of 2007 and 600,000 RMB of which is required to be paid by June 30, 2008.  The Modification Agreement is expected to be consummated in the near future.  To facilitate ease of Chinese regulatory approvals, Magnus intends to find another Chinese joint venture partner to hold a small interest in the Huidong Property, and Magnus is currently seeking a new joint venture partner.

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

Under the Modification Agreement (described above), Magnus has agreed to transfer its interest in Western to Team 209 in exchange for Team 209’s interest in Long Teng Mining, and Magnus will not be conducting further exploration or expending further capital on the Mangshi Property.  The Modification Agreement is expected to be consummated in the near future.  Accordingly, Magnus’ management no longer believes the Mangshi Property to be material to the Company.

Property Agreements in Africa

In Africa, the Company, through its wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”), has a 100% interest in four mineral properties in Uganda, the Mubende Property, the Lugazi Property, the Mwerusandu Property and the Mitoma Property, and has the right to earn a 60% interest in another mineral property, the Mashonga Property.

Mwerusandu Property

On November 8, 2007, Magnus entered into a license transfer agreement (the “License Transfer Agreement”) with Flemish Investments Limited (“Flemish”) under which Flemish agreed to transfer 100% of the right, title and interest to the licenses comprising the Mwerusandu Property (comprised of three mineral exploration licenses covering a total of 57.7 square kilometers of land in Uganda) and the Mitoma Property (described below) to Magnus.  The Ugandan Department of Geological Survey and Mines ratified the transfer of the licenses on December 20, 2007, and accordingly Magnus now holds a 100% interest in the Mwerusandu Property.  Flemish is entitled to receive from Magnus a net smelter returns royalty on the Mwerusandu Property on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR royalty is being paid.

As of January 31, 2008, Magnus has made $57,579 of direct exploration expenditures on the Mwerusandu Property.  In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional exploration license covering 147.63 sq. km., so that the Mwerusandu Property is now comprised of four exploration licenses covering 205.33 sq. km.

Mitoma Property

Under the License Transfer Agreement, Flemish also agreed to transfer 100% of the right, title and interest to the licenses comprising the Mitoma Property (comprised of six mineral exploration licenses for a total of 279.0 square kilometers of property in Uganda) to Magnus.  The Ugandan Department of Geological Survey and Mines ratified the transfer of the licenses on December 20, 2007, and accordingly Magnus now holds a 100% interest in the Mitoma Property.  Flemish is entitled to receive from Magnus a net smelter returns royalty on the Mitoma Property on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR royalty is being paid.

As of January 31, 2008, Magnus has made $102,433 of direct exploration expenditures on the Mitoma Property.  In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional two exploration licenses covering 159.49 sq. km., so that the Mitoma Property is now comprised of eight exploration licenses covering 438.49 sq. km.

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

Since acquiring the Mubende Property, AMF has received an additional exploration license covering 71.20 sq. km., so that the Mubende Property is now comprised of three exploration licenses covering 851.20 sq. km.

Lugazi Property

AMF also acquired a 100% right, title and interest in and to a mineral exploration license covering 261 square kilometers of land in central Uganda (the “Lugazi Property”) on September 1, 2006 under an agreement (the “Lugazi Agreement”) with Flemish.  The terms of the Lugazi Agreement are the same as those of the Mubende Agreement, and to date there is not a measured or indicated resource on the Lugazi Property and no additional shares have been issued to Flemish.  Since acquiring the Lugazi Property, AMF has received four additional exploration licenses covering 1,359.17 sq. km., so that the Lugazi Property is now comprised of five exploration licenses covering 1,620.17 sq. km.

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square kilometers of land contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of January 31, 2008, Magnus had paid US$40,000 to its joint venture partners and had commenced exploration on the Mashonga Property.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties may form a new joint venture company to further explore and develop the Property.

Other Projects

The Company actively investigates other areas in search of additional properties and additional joint venture opportunities.

Employees

As of January 31, 2008, the Company had three full-time employees (over and above its directors, officers and consultants) employed at the Company’s office in Vancouver, British Columbia (two in an administrative capacity and one as a bookkeeper).

In Uganda, the Company employs two persons, Chris Picken, as Country Manager, and Emmanuel Mwajombe, as Senior Geologist.  The Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs eight additional persons: one senior geologist, one accountant, three technicians, one administrator and two housekeepers.

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

Transactions with Related Parties / Subsequent Events

On February 1, 2008, the Company issued an aggregate of 3,341,841 units (each a “Unit”) for an aggregate of Cdn$836,416 (at a price of Cdn$0.25 per Unit). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at Cdn$0.50 per warrant share until two years from the date of issuance of the warrants.  The Company paid $35,000 in cash and issued 115,350 shares of common stock to a consultant as a finder’s fee in connection with the issuance of Units.

On February 18, 2008, the Company issued 272,000 common shares to an investor which had subscribed for units of the Company in May 2007 and had received registration rights in connection with its investment.  The registration rights provided that the Company would owe liquidated damages to the investor if the shares issued in the investment were not registered with the SEC by a certain date, which had passed.  The investor agreed to receive 272,000 common shares of the Company in full and final settlement of the liquidated damages owed by the Company to the investor under such registration rights.

On March 13, 2008, the Company:
  amended the terms of 543,500 warrants by: extending the term of the warrants from their original expiry date of March 16, 2008 to September 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75;
  amended the terms of 334,124 warrants by: extending the term of the warrants from their original expiry date of April 10, 2008 to October 10, 2009; and reducing the exercise price of the warrants from $2.40 to $0.75; and
  amended the terms of 175,000 warrants by: extending the term of the warrants from their original expiry date of November 23, 2008 to May 23, 2010; and reducing the exercise price of the warrants from $2.00 to $0.75.

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

Environmental Regulation

The Company’s exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment in North America, Uganda and China. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company’s policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations.

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

Outlook

Mineral prices rose during the year. At January 31, 2007, the price of gold was $652.30 per ounce compared to $925.30 at January 31, 2008, representing an increase of approximately 41%. Management believes that this trend will continue, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will continue to rise.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,384,884 at January 31, 2008.

Total cash requirements stipulated under the Company’s Huidong Agreement with Team 209 of China calls for a $5,000,000 equity investment into Yunnan Long Teng Mining Ltd. by Magnus.

Under the Huidong Agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of January 31, 2008 the Company had contributed $3,509,969 to the joint venture company.  The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company met the contribution obligations required to be made by the third anniversary of the business license issuance.

Total cash requirements stipulated under the Company’s Mashonga Agreements is $4,650,000.  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4,000,000 in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of January 31, 2008, Magnus had paid US$40,000 to its joint venture partners and had made US$26,549 in property expenditures.

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

Results from Operations

Summary

The Company’s consolidated net loss for the three months ended January 31, 2008 was $806,047 or $0.02 per share compared to the consolidated net loss for the corresponding period in the previous year of $1,413,778 or $0.03 per share for a net decrease of $607,731.  The largest expense was related to stock-based compensation and the second largest expense was related to the cost of exploration of the properties in China and Uganda (see “Property Agreements”).

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on our two Chinese properties and five Ugandan properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

The Company is committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which $3,509,969 was contributed by January 31, 2008.  In addition, the Company is committed to contribute a total of at least $1,500,000 to the Mangshi joint venture by December 31, 2006, and $1,500,470 was contributed by January 31, 2008.  However, the Company will no longer be subject to the joint venture capital contribution requirements upon consummation of the Modification Agreement with Team 209, as further described under “Property Agreements – Property Agreements - China – Yunnan Long Teng Mining Ltd. - Huidong Property”, above.

The Company incurred exploration licenses expense of $32,686 and geological expenses of $334,385 in the three months ended January 31, 2008 compared to $2,752 and $305,328 respectively in the corresponding period in the previous year (including expenses in China which have been presented in loss from operations held for sale in the accompanying financial statements). The increase of $58,991 is due to the exploration expenses incurred on the African projects.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $107,069 in the current quarter compared to $82,531 in the corresponding period in the previous year, representing a decrease of $24,538. The increase is due to the increase in activity in the Uganda projects more than offsetting decrease in activity in China.  Included in these costs are travel expenses for executives and geologists to China and Uganda, travel to various conferences, and other miscellaneous office expenses.

Consulting expenses

Consulting expenses were $157,357 in the current quarter compared to $160,885 in the corresponding period in the previous year. The amounts are not significantly different due to replacement of activity in China with activity in Uganda.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $728,411 in the current quarter compared to cash uses of $324,011 in the corresponding period in the previous year. The increase of $404,400 can be attributed to paying down accounts payable.

Financing Activities

The Company received cash from financing activities of $635,000 in the current quarter compared to $440,729 in the corresponding period of the previous year.  For financing activities undertaken by the Company subsequent to the end of the current quarter, see “Transactions with Related Parties / Subsequent Events”.

Liquidity and Capital Resources

At January 31, 2008, the Company’s total assets were $279,214 as compared to $744,555 at January 31, 2007. Long-term liabilities as of January 31, 2008 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $2,384,884 at January 31, 2008.  The Company intends to do additional financings in the future.

As of January 31, 2008 the Company has received no-interest loans from various shareholders in the amount of $1,166,485. The Company has recognized imputed interest of $20,631 in the three months ended January 31, 2008 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, investor relations and operations.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $20,826,860 as of January 31, 2008.  As of January 31, 2008, the Company had a total of $103,783 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the past the Chinese Renminbi yuan (“RMB”) has been informally pegged to the USD.  Since July 2005 China has adopted a more flexible exchange rate system. As RMB is used for expenditures by Magnus and its subsidiaries in conducting their operations in China, the fluctuation of exchange rates of RMB may have positive or negative impacts on the results of operations of the Company. Since July 2005 the RMB has been allowed to rise 15% (from $0.1208 to $0.1392).  Should the RMB continue to slowly appreciate against the US dollar, the costs of services related to our exploration in China can be expected to increase.

In Uganda, the currency is the Ugandan shilling.  On March 13, 2008, the exchange rate was Ushs 1,708 = US$1.00.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at January 31, 2008.

With respect to Long Teng Mining in China, either the General Manager or Deputy General Manager of Long Teng Mining, if any, can approve expenditures under $100, and any expenditures over $100 must be pre-approved by the Magnus’ CEO.

In Uganda the country manager, Chris Picken, and the local director of African Mineral Fields Limited (the local operating subsidiary of African Mineral Fields Inc.), Godfrey Zaribwende, are the appointed agents of African Mineral Fields Limited. As a director of African Mineral Fields Limited, Mr. Zaribwende is authorized to sign the necessary forms relating to certain business activities of the Company in Uganda.  Chris Picken has been appointed agent and signatory on the Ugandan shilling and US dollar bank accounts of African Mineral Fields Limited in Uganda. The other signatories on the bank accounts are Graham Taylor and Gavin Conway, each a director of the Company. In addition, the local accountant for African Mineral Fields Limited, Joy Akoli, is authorized to perform certain bank transactions such as collect cash on cheques written in her name, submit account transfer forms and collect statements.

The Company intends to add the following additional elements to its financial controls and procedures in the near future:
  to form an audit committee, which is expected to contain a majority of disinterested directors;
  to appoint a financial expert who will also be appointed as a director of the Company and as a member of the Company’s audit committee; and
  to adopt a code of ethics.

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

Changes in Internal Controls

Except as disclosed above, during the quarter ended January 31, 2008, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended January 31, 2008, the Company had an operating loss of $806,047.  At January 31, 2008, the Company had a working capital deficiency of $2,384,884. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company’s common stock is quoted for trading on the over-the-counter market and “bid” and “asked” quotations regularly appear on the Pink Sheets under the symbol “MGNU”. There can be no assurance that the Company’s common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company’s common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules”, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company’s operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company’s financial condition

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

The Company’s activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

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

Once MOFCOM, or its authorized local counterpart, has issued its approval documents, the Chinese partners to the joint venture would then apply to China’s State Adminstration of Industry and Commerce or its authorized local counterpart for a business license. The issuance of the business license marks the legal establishment of a Mining JV and confirms the permitted scope of the Mining JV’s activities. The business license is subject to annual review and renewal.

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

The Company’s Mining JVs have obtained approvals from MOFCOM’s local counterparts in Sichuan and in Yunnan, but not from MOFCOM. MOFCOM has not challenged these approvals but, if it did, such a development would have a material adverse impact on the Company’s ability to operate. Finally, approvals and licenses obtained by the Company are subject to renewal, and such renewal is typically at the complete discretion of the responsible branch of government.  If renewals for the Company’s current licenses, and any other approvals and licenses obtained by the Company in the future are not successfully obtained, this will have a material adverse impact on the Company’s ability to operate.

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

As a result of the limited but improving infrastructure present in Uganda, land titles systems are not developed to the extent found in many developed nations. Although Magnus believes that it has good title to its mineral properties in Uganda, there is little it can do to control this risk. Magnus holds rights to explore its mineral properties in Uganda, but no assurance can be given that the Ugandan government will not revoke or significantly alter the conditions of the applicable licenses and that such licenses will not be challenged or impugned by third parties. There is no certainty that such rights or additional rights applied for will be granted or renewed on terms satisfactory to Magnus. There can be no assurance that claims by third parties against the Company’s properties in Uganda will not be asserted at a future date.

COMPETITION MAY HAVE AN IMPACT ON THE COMPANY’S ABILITY TO ACQUIRE ATTRACTIVE MINERAL PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY’S OPERATIONS.

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

The Company’s success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President, Treasurer, Secretary, CEO and director of the Company, Graham Taylor, the loss of whose services would have a material adverse effect on the success and development of the Company.

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

Mr. Taylor also serves as president, chief executive officer and/or director for other active companies, including Australian Mineral Fields Limited (which conducts exploration activities in Australia) and Arcview Entertainment Inc. (a private motion picture company).  This list may also expand in the future.

Mr. Taylor currently devotes 75% of his time to Magnus 20% to Australian Mineral Fields, and 5% to Arcview Entertainment.  As Mr. Taylor focuses a large part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

On November 6, 2007, the Company issued 40,000 units (each a “Unit”) due to the closing of the Company’s private placement at $0.50 per Unit for total proceeds of $20,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$1.00 per warrant for two years.

On December 18, 2007, the Company issued 62,500 units (each a “Unit”) due to the closing of the Company’s private placement at $0.40 per Unit for total proceeds of $25,000. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at US$0.80 per warrant for two years.  In connection with this subscription, the Company has agreed to grant registration rights for the shares to be issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than December 15, 2007 (the “Scheduled Filing Deadline”) to register the shares; (2) to pay liquidated damages in common shares of the Company (each share valued at $0.40) equal to 10% of the subscription proceeds paid to the Company if the Company fails to file the registration statement by the Scheduled Filing Deadline and liquidated damages in common shares (each share valued at $0.40) equal to 2% of the subscription proceeds paid to the Company for each month following the Scheduled Filing Deadline in which the Company fails to file the registration statement. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages in common shares (each share valued at $0.40) equal to 2% per month for the period the failure continues.

The Company has agreed to pay certain individuals units as finders’ fees for assisting the Company in raising funds in connection with its private placements in previous years of units at $0.50 (each unit consisting of one common share and one warrant exercisable at $1.00), $1.25 (each unit consisting of one common share and one half warrant, with each whole exercisable at $2.00), $1.40 (each unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.00) and $1.60 (each unit consisting of one common share and one half warrant, with each whole warrant exercisable at $2.40).  It was determined that individuals who had successfully placed certain investors into private placements would receive restricted shares and warrants in the Company at the rate of 10% of the total number of private placement units sold. The Company has allotted 217,189 units as finders’ fees at January 31, 2008, with each unit valued at the same price as the units placed.

On January 31, 2008, the Company issued an aggregate of 535,000 options to a number of employees and consultants.  The options vest monthly over a period of three years and are exercisable at $0.50 per share.  In addition, the Company re-priced an aggregate of 854,000 options from their previous exercise prices (ranging from $1.60 to $2.59) to $0.50 per share (a 72% premium to the Company’s share price on 31 January 2008).  The Company also recognized the termination of an aggregate of 583,501 options and extended the term of all outstanding stock options, 2,730,000 in total, from their original expiration dates to January 31, 2013.  As at January 31, 2008 the outstanding options represented 6% of the outstanding shares of the Company that would be outstanding if all of the options were exercised.

On February 1, 2008, the Company issued an aggregate of 3,341,841 units (each a “Unit”) for an aggregate of Cdn$836,416 (at a price of Cdn$0.25 per Unit). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at Cdn$0.50 per warrant share until two years from the date of issuance of the warrants.  The Company paid $35,000 in cash and issued 115,350 shares of common stock to a consultant as a finder’s fee in connection with the issuance of Units.

On February 11, 2008 the Company reached an agreement to settle certain registration rights granted in connection with an issuance of units on May 2, 2007. Under the settlement, on February 18, 2008 the Company issued 272,000 shares in settlement of registration rights attached to 3,400,000 units issued in full and final settlement of the liquidated damages owed by the Company to the investor under such registration rights.

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

Effective January 16, 2008, the Company amended the terms of an aggregate of 312,250 outstanding common share purchase warrants by: extending the term of the warrants from their original expiry date of January 16, 2008 to July 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75.  Furthermore, effective March 13, 2008, the Company:
  amended the terms of 543,500 warrants by: extending the term of the warrants from their original expiry date of March 16, 2008 to September 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75;
  amended the terms of 334,124 warrants by: extending the term of the warrants from their original expiry date of April 10, 2008 to October 10, 2009; and reducing the exercise price of the warrants from $2.40 to $0.75; and
  amended the terms of 175,000 warrants by: extending the term of the warrants from their original expiry date of November 23, 2008 to May 23, 2010; and reducing the exercise price of the warrants from $2.00 to $0.75.

Item 6.  Exhibits

(a)      Exhibit List

31.1         Certificate pursuant to Rule 13a-14(a)
32.1         Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2008.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor

Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	March 13, 2008
/s/ Steven Tan Steven Tan	Director	March 13, 2008
/s/ Gavin Conway Gavin Conway	Director	March 13, 2008