Form 10-Q
period 2008-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2008-06-16
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended April 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes        No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 13, 2008
Common Stock, $0.001 par value	54,356,454

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	April 30	July 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$22,974	$433,569
Prepaid expenses and other	64,575	86,800

Total current assets	87,549	520,369

Fixed assets (Note 3)	92,734	134,610

Total assets	$180,283	$654,979
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $70,871 (July 31, 2007 - $25,029) (Note 9)
	$593,162	$231,539
Accrued liabilities including related party liabilities of $82,381 (July 31, 2007 - $67,672) (Note 9)
	278,799	356,638
Liabilities for registration payments (Notes 7 and 12)	182,000	440,000
Liabilities of components held for sale	173,729	602,239
Loans from shareholders (Note 5)	1,456,163	1,057,485

Total current liabilities	2,683,853	2,687,901

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 6, 7, 10, 11, 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,356,454 (July 31, 2007 - 49,541,490)	54,357	49,542
Preferred stock (Note 8)
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
0 Series "A" (July 31, 2007 - 100,000)	-	100
200,000 Series "B" (July 31, 2007 - 200,000)	200	200
Subscriptions received	-	165,000
Common stock to be issued	255,000	537,620
Additional paid-in capital	18,940,441	16,757,613
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(21,592,251)	(19,413,082)
Accumulated other comprehensive income (loss)	(84,174)	(52,772)

Total stockholders' equity (deficit)	(2,503,570)	(2,032,922)

Total liabilities and stockholders' equity (deficit)	$180,283	$654,979
	==========	==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management
					Exploration stage through April 30, 2008
	Three Months Ended April 30		Nine Months Ended April 30
	2008	2007	2008	2007

EXPENSES
Consulting	$102,366	$78,400	$259,723	$239,285	$2,544,718
Finder fees	-	-	-	-	674,375
Investor relations	742	2,336	2,272	34,921	1,793,576
Legal and professional fees	28,747	145,638	95,478	231,866	1,067,801
Exploration licenses	64,889	-	129,591	-	942,383
Geological expenses	265,402	189,525	716,658	430,565	1,687,950
Amortization	14,855	12,208	44,026	34,355	149,910
Salaries and benefits	40,230	78,792	150,930	264,653	946,458
Stock-based compensation (Note 10)	112,948	89,263	435,468	341,252	2,764,511
Registration payment arrangements	-	-	14,000	-	454,000
Travel	26,925	47,304	82,095	144,646	960,999
Write-down of impaired assets	588	-	1,937	-	367,253
Other administrative expenses	96,127	63,940	217,728	120,159	1,896,019

Total expenses	753,819	707,406	2,149,906	1,841,702	16,249,953

Net (loss) from continuing operations	(753,819)	(707,406)	(2,149,906)	(1,841,702)	(16,249,953)
Loss from operations of components held for sale	(11,572)	(87,103)	(29,263)	(1,011,794)	(5,342,298)

Net (loss) for the year	(765,391)	(794,509)	(2,179,169)	(2,853,496)	(21,592,251)

Other comprehensive income (loss)
Foreign currency translation	(11,682)	(14,619)	(31,402)	(11,841)	(84,174)

Comprehensive (loss)	$(777,073)	$(809,128)	$(2,210,571)	$(2,865,337)	$(21,676,425)
	========	========	========	========	==========

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.05)
	========	========	========	========
Net (loss) for the year	$(0.01)	$(0.02)	$(0.04)	$(0.07)
	========	========	========	========

Weighted average number of common stock outstanding	53,730,716	37,027,683	51,159,265	39,545,700
	========	========	========	========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management
					Exploration stage through April 30, 2008
	Three Months Ended April 30		Nine Months Ended April 30
	2008	2007	2008	2007

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(765,391)	$(794,509)	$(2,179,169)	$(2,853,496)	$(21,592,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	112,948	89,263	435,468	341,252	2,764,511
Stock issued / allotted for services and licenses	147,547	-	147,547	-	1,516,547
Amortization of fixed assets	14,855	25,701	44,026	74,546	249,278
Imputed interest on loans from shareholders	18,304	13,329	54,908	13,329	84,230
Loss on dispositions and writedowns of fixed assets	-	3	-	389	348,503
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	3,268	(3,318)	22,225	35,593	(50,061)
Deposit receivable	-	-	-	250,000	-
Accounts payable and accrued liabilities	402,252	185,809	283,784	767,604	706,840
Liabilities for registration payments	-	-	14,000	-	454,000
Liabilities of component held for sale	(292,587)	-	(428,510)	-	173,728

Net cash and cash equivalent from (used in) operating activities	(358,804)	(483,722)	(1,605,721)	(1,370,783)	(15,344,675)

Cash and cash equivalent from (used in) investing activities:
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	(21,476)	(2,150)	(68,989)	(669,880)

Net cash and cash equivalent from (used in) investing activities	-	(21,476)	(2,150)	(68,989)	(669,598)

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	-	-	100
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	1,900,000	665,000	2,120,000	11,035,384
Finders' fees paid in respect of private placements	-	(190,000)	(35,000)	(217,200)	(367,038)
Loans from shareholders	289,678	239,849	598,678	762,578	1,311,255

Net cash and cash equivalent from financing activities	289,678	1,949,849	1,228,678	2,665,378	16,142,033

Effect of exchange rate changes on cash	(11,683)	(17,622)	(31,402)	(22,603)	(104,809)

Increase in cash and cash equivalent	(80,809)	1,427,029	(410,595)	1,203,003	22,951

Cash and cash equivalent, beginning of period	103,783	190,669	433,569	414,695	23

Cash and cash equivalent, end of period	$22,974	$1,617,698	$22,974	$1,617,698	$22,974
	========	========	========	========	==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders' (Deficit)

Balance July 31, 2007	49,541,490	$ 49,542	$ 300	$ 165,000	$ -	$ 537,620	$ (52,772)	$ 16,757,613	$(19,413,082)	$ (77,143)	$ (2,032,922)

Share subscriptions received	-	-	-	25,000	-	-	-	-	-	-	25,000
Shares issued as finders' fees	25,000	25	-	-	-	-	-	(25)	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	65,893	-	-	65,893
Shares issued pursuant to subscriptions	362,500	362	-	(145,000)	-	-	-	144,638	-	-	-
Cancellation of series "A" Preferred shares	-	-	(100)	-	-	-	-	100	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	15,973	-	-	15,973
Net loss for the year	-	-	-	-	-	-	(3,837)	-	(607,731)	-	(611,568)

Balance October 31, 2007	49,928,990	$ 49,929	$ 200	$ 45,000	$ -	$ 537,620	$ (56,609)	$ 16,984,192	$(20,020,813)	$ (77,143)	$ (2,537,624)

Share subscriptions received in cash	-	-	-	640,000	-	-	-	-	-	-	640,000
Share subscriptions received in conversion of shareholders' loan	-	-	-	200,000	-	-	-	-	-	-	200,000
Finders' fees paid in cash	-	-	-	-	-	-	-	(35,000)	-	-	(35,000)
Stock-based compensation	-	-	-	-	-	-	-	256,627	-	-	256,627
Shares issued pursuant to subscriptions	102,500	103	-	(45,000)	-	-	-	44,897	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	20,631	-	-	20,631
Net loss for the year	-	-	-	-	-	-	(15,883)	-	(806,047)	-	(821,930)

Balance January 31, 2008	50,031,490	$ 50,032	$ 200	$ 840,000	$ -	$ 537,620	$ (72,492)	$ 17,271,347	$(20,826,860)	$ (77,143)	$ (2,277,296)

Shares issued pursuant to subscriptions	3,341,184	3,341	-	(840,000)	-	-	-	836,659	-	-	-
Shares issued in settlement of registration payment liability	272,000	272	-	-	-	-	-	271,728	-	-	272,000
Shares issued for past and current services	365,625	366	-	-	-	-	-	145,181	-	-	145,547
	=======	======	======	========	=========	=======	==========	========	=========	========	=========

Shares issued as finders' fees	346,155	346	-	-	-	(282,620)	-	284,274	-	-	2,000
Stock-based compensation	-	-	-	-	-	-	-	112,948	-	-	112,948
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	18,304	-	-	18,304
Net loss for the year	-	-	-	-	-	-	(11,682)	-	(765,391)	-	(777,073)

Balance April 30, 2008	54,356,454	$ 54,357	$ 200	$ -	$ -	$ 255,000	$ (84,174)	$ 18,940,441	$(21,592,251)	$ (77,143)	$ (2,503,570)
	=======	======	======	========	=========	========	==========	========	=========	========	========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2007 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $21,592,251 as of April 30, 2008.  As of April 30, 2008, the Company had a total of $22,974 in cash and cash equivalents, however this amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. On November 14, 2007 the Company received notice of the suspension of the quotation of its shares on the over-the-counter bulletin board (“OTC-BB”)  for one year for late filing of annual and/or quarterly reports, which may make raising financing more difficult.  There are no assurances that the Company will be successful in achieving these goals.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

3. FIXED ASSETS

Fixed assets consist of the following:

	April 30, 2008	July 31, 2007

Computer equipment	$49,205	$47,055
Computer software	49,748	49,748
Leasehold improvements	31,906	40,758
Office furniture and equipment	78,494	78,494

	209,353	216,055
Less: Accumulated depreciation	116,619	81,445

	$92,734	$134,610
	===========	===========

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

During the nine months ended April 30, 2008, AMF paid the first payment of $40,000 under the agreement and commenced exploration on the Mashonga Property. The remaining cash payments required to exercise the option under the Mashonga Agreement are due as follows:
a) August 30, 2008 - $ 60,000,
b) August 30, 2009 - $ 75,000,
c) August 30, 2010 - $ 100,000,
d) August 30, 2011 - $ 125,000,
e) August 30, 2012 - $ 250,000.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

During the nine months ended April 30, 2008, AMF was granted three new exploration licenses covering an area of 1,037.87 square kilometres for its Lugazi project in Uganda and was transferred one license covering an area of 71.2 square kilometres for its Mubende project.

On September 17, 2007, AMF incorporated a wholly-owned Uganda company under the name African Mineral Fields Limited (“AMF Ltd.”).

On November 8, 2007 AMF and its partner in the Mitoma, Mwerusandu, Lugazi and Mubende projects agreed upon the transfer of the exploration licenses of those projects from the partner to AMF for consideration already paid to that date. Accordingly AMF has no further obligations for cash payments and exploration expenditures with respect to those properties. As at April 30, 2008 all the licenses have been transferred into the name of AMF Ltd.

In the three months ended April 30, 2008, three licenses on the Mwerusandu property were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu property is now comprised of four exploration licenses covering 175.43 sq. km. Four licenses on the Mitoma property were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma property is now comprised of seven exploration licenses covering 359.49 sq. km. One license on the Mitoma property was renewed for a period of two years, with a 50% reduction in area, so that the Lugazi Property is now comprised of five exploration licenses covering 1,487.69 sq. km.

Yunnan Long Teng Mining Ltd. and Yunnan Western Mining Ltd.

On November 15, 2007 the Company entered into an agreement (the “Amending Agreement”) to take the place of the Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) dated May 12, 2007 with its Chinese joint venture partner.  Pursuant to the Amending Agreement, the Company, which currently holds a 90% interest in Yunnan Long Teng Mining Co., Ltd. (“Long Teng”) and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”), will obtain the remaining 10% interest in Long Teng from the Chinese joint venture partner in exchange for transferring the Company’s 90% interest in Western to the Chinese joint venture partner as well as the settlement of certain amounts payable by transfer of certain assets to the joint venture partner. Under the Amending Agreement, the payment of RMB 1,000,000 (approximately $133,000) called for under the Modification Agreement and accrued by the Company at July 31, 2007 will not be payable. Pursuant to the Amending Agreement, the Company has transferred its registered interest in the Mangshi property to the joint venture partner.  These financial statements do not give effect to the Amending Agreement or the benefit possibly to be realized due to the recovery of previously accrued amounts, as the Amending Agreement is subject to further amendment due to obligations remaining unperformed by both parties, and because subsequent to April 30, 2008 the Company has entered a further amendment and has entered an agreement to sell its remaining interest in Long Teng Mining. See note 12.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

5. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan in the amount of $49,180 is payable on demand. The remainder have no stated terms of repayment. For the nine months ended April 30, 2008 the Company has recognized imputed interest in the amount of $54,908 on the loans, which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

6. ENVIRONMENTAL RESTORATION COSTS

The Company’s exploration work results in damage to forests and disruption of lands and water supplies for which the Company will be required to provide compensation or remediation. The Company has provided for all known and estimable liabilities for costs of remediation or compensation based on the work carried out to  April 30, 2008. The Company has recognized a cumulative total of $97,874 in such costs to April 30, 2008 which have been included in exploration expense. Liabilities of components held for sale include $20,708 for remediation and compensation liabilities, which is management’s estimate of the liabilities existing as at April 30, 2008.

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

In connection with 350,000 units of this issuance of units, the Company granted registration rights for the shares issued with the units and the shares to be issued upon exercise of the warrants.  The Company agreed: (1) to file a registration statement with the SEC by no later than June 15, 2007  the “Scheduled Filing Deadline” to register the shares; and (2) if it failed to file the registration statement by the Scheduled Filing Deadline, to pay liquidated damages in cash in an amount equal to 1% of the proceeds of the offering for each month following the Scheduled Filing Deadline until the actual filing date. In addition, if the registration statement is not declared effective by the SEC on or before 120 days after the date filed or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement, the Company will be obligated to pay liquidated damages of 1% per month for the period the failure continues. As at April 30, 2008, the Company has not filed the registration statement and was obligated to pay liquidated damages. The amount of the estimated total liability for liquidated damages, $14,000, has been accrued in Liabilities for Registration Payments and is recognized in the results of operations for the nine months ended April 30, 2008.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

On February 1, 2008, the Company issued an aggregate of 3,341,184 units (each a “Unit”) for an aggregate of  $US 840,000 or Cdn$836,416 (at a price of Cdn$0.25 per Unit). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at Cdn$0.50 per warrant share until two years from the date of issuance of the warrants.  The Company paid $35,000 in cash and issued 115,350 shares of common stock to a consultant as a finder’s fee in connection with the issuance of Units.

On February 11, 2008, the Company reached an agreement to settle certain registration rights granted in connection with an issuance of units on May 2, 2007. Under the settlement, on February 18, 2008 the Company issued 272,000 shares in settlement of registration rights attached to 3,400,000 units issued in full and final settlement of the liquidated damages owed by the Company to the investor under such registration rights.

On April 15, 2008, the Company issued an aggregate of 230,805 common shares as finders fees in connection with prior financings conducted by the Company.

On April 18, 2008, the Company issued an aggregate of 365,625 common shares to seven persons in full and final settlement of an aggregate amount of $145,547 owing by the Company to such persons.

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
April 30, 2008
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

9. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follow:

In the three months ended April 30, 2008, the Company accrued $31,750 (2007 - $30,000) to the chief executive officer of the Company for consulting services rendered, all of which remained payable to the chief executive officer as at April 30, 2008 (2007 - $ 110,000).  The Company incurred $30,000 to a director of the Company (2007 - $0) for geological consulting services rendered. $80,000 of fees remains payable to that director as at April 30, 2008.

The Company has paid shares and warrants valued at $94,380 to relatives of directors as finders’ fees, which are included in the finders’ fees as more fully described in note 7.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

On January 31, 2008 the Company re-priced 854,000 options with previous exercise prices ranging from $1.60 to $2.59 to the new exercise price of $0.50. At the same time, the Company extended the expiry date on 2,730,000 options with previous expiry dates ranging from January 2009 to November 2012. The new expiry date is January 31, 2013. The fair values of the re-priced and extended options have been re-estimated based on their new terms. The increase in estimated fair values of fully vested options was recognized as stock-based compensation expense for the three months ended January 31, 2008. The increase in estimated fair values of not-fully-vested options is being recognized as stock-based compensation expense over the remaining vesting period of the options.

The fair values of the options granted, re-priced and extended on January 31, 2008 were estimated at $0.14 per share using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

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

A summary of the Company’s stock option activities is presented below (with fair values reflecting new estimated values based on new terms, where applicable):

	Employee/ Director	Non- employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, July 31, 2007	1,314,723	2,976,777	0.50	0.14	0

Options granted	600,000	385,000	0.50	0.14	0

Options forfeited	286,390	1,725,110	0.50	0.14	0

Options Outstanding, April 30, 2008	1,628,333	1,636,667	0.50	0.14	0
	==========	==========

Compensation cost related to options to vest in the future will be recognized as the related options vest.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted	Aggregate
				Average Exercise	Intrinsic Value
	High	Low	of Shares	Price
	$	$		$	$

Vested at April 30, 2008 and earlier	0.50	0.50	2,324,472	0.50	0
Remainder of 2008	0.50	0.50	142,417	0.50	0
2009	0.50	0.50	401,444	0.50	0
2010	0.50	0.50	303,334	0.50	0
2011	0.50	0.50	93,334	0.50	0

			3,265,000		0
			=========		=========

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant date fair value
Non-vested options outstanding, July 31, 2007	395,555	55,378	0.14
Non-vested options outstanding, April 30, 2008	940,528	131,674	0.14
Options vested in three months ended April 30, 2008	146,026	20,444	0.14

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company has net operating losses carried forward of $6,800,000 for United States tax purposes and $2,140,000 for Ugandan tax purposes which will expire in 2028 if not utilized.

12. SUBSEQUENT EVENTS

On May 1, 2008, AMF (through a wholly-owned subsidiary) entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, Magnus has the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it makes and may earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon AMF earning an 80% interest in the Property, the parties will form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in western Uganada (the “Kigumba Property”) was granted to the Company.  Also on May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company.

On May 28, 2008, the Company issued 50,000 options to a consultant, each option exercisable at $0.50.  The options will vest over three years and will expire on January 31, 2013.

On May 28, 2008, the Company executed an agreement under which it agreed to sell its interest in the Huidong Property. Under the agreement, the Company is to receive: 7,000,000 RMB (approximately US$1,000,000) within seven days of the execution of the agreement; a further 7,000,000 RMB within seven days of the successful renewal of the exploration license underlying the Huidong Property; a further 4,900,000 RMB within seven days of the transfer of Magnus’ interest to the purchaser; and a further 2,100,000 RMB within seven days of the transfer of Team 209’s interest to the purchaser.  Furthermore, the Company retains a 3% NSR on any materials produced from the Huidong Property.  To date, the Company has received the first payment of 7,000,000 RMB from the purchaser into the Company’s bank account in China.  If the exploration license is not renewed, then Magnus will be required to return all payments to the purchaser and the agreement will terminate.

In May 2008, the Company, through its wholly-owned subsidiary AMF, commenced a civil action against a drilling company in the commercial division of the High Court of Uganda in Kampala for US$75,000 plus interest and costs.  The damages sought in the lawsuit represent funds that AMF originally advanced to the defendant to secure the use of a drill rig to conduct exploration on behalf of AMF in Uganda.  Pursuant to an agreement between the parties, the defendant agreed to conduct drilling for AMF on its properties in Uganda and to apply the US$75,000 that was advanced towards the costs of such drilling.  The drilling did not occur because the defendant was unable to

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

provide the services to AMF, and the defendant has failed to repay AMF the US$75,000.  To date, the defendant has not appeared in court to defend the action, and it is expected that the Company will receive judgment against the defendant in the near future. The payment of the $75,000 was expensed when disbursed, and no provision has been made as at April 30, 2008 for either the recovery of the expense or costs of the action.

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects. Magnus is currently focused on gold projects in Africa, where the Company has a 100% interest in six mineral properties in Uganda, Mubende, Lugazi, Mwerusandu, Mitoma, Rubindi and Kigumba, a right to earn a 60% interest in a seventh property, Mashonga, and a right to earn an 80% interest in an eighth property, Ibanda.  The Company also holds rights in the Huidong property in China, although the Company has recently entered into an agreement pursuant to which the Company will sell its interest in the property to a Chinese purchaser.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	China Office	Uganda Office
1055 West Hastings Street Suite 550 Vancouver, BC Canada V6E 2E9 Tel: (604) 694-1432 Fax: (604) 602-1499	Dushimingyuan Bldg. No. A-2708 Central Renmin Road Kunming City, Yunnan Province 650031 People’s Republic of China Tel: 86--871—3642422 Fax: 86- 871- 3642420	Plot 1A Mugwanya Road Entebbe, Uganda Tel: +256(0) 7734 63095

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

Property Agreements

Property Agreements - China

The Company currently has an interest in one property in China, the Huidong Property, comprising 83.29 square kilometers in Sichuan Province.  The Company previously also held an interest in the Mangshi Property, but this interest has now been divested.

Yunnan Long Teng Mining Ltd. – Huidong Property

On July 6, 2004, the Company signed a formal cooperative joint venture contract (the “Huidong Agreement”) with Geology Brigade 209 of the Nuclear Industry of Yunnan Province (“Team 209”) to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd. (“Long Teng Mining”), a Sino-foreign Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province.  Under the Huidong Agreement, if either Magnus or Team 209 acquires any further mining rights for the area surrounding the exploration license areas then the respective party must, on a first priority basis, transfer such mining rights to Long Teng Mining for a fee permitted by law or at an appropriate price.

The operations of the joint venture company are managed under the control of Magnus.  Magnus is to contribute $5,000,000 as an equity investment into Long Teng Mining (although this is expected to be reduced to $3,000,000 based on recent discussions between Magnus’ management and representatives of Team 209) and Team 209 is responsible for transferring certain gold and copper exploration permits for the Huidong Property to Long Teng Mining. Upon full capital contributions by Magnus and the transfer of the exploration permits by Team 209, Magnus will own 90% and Team 209 will own 10% of Long Teng Mining.

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

As of April 30, 2008 Magnus had made $3,509,969 in capital contributions to Long Teng Mining, and under the terms of the Huidong Agreement Magnus currently holds a 90% interest in the Huidong Property.

On May 12, 2007, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with Team 209.  Under the Modification Agreement, which was amended on November 15, 2007 and May 30, 2008, the Company, which currently holds a 90% interest in Long Teng Mining and previously held a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”, which holds the mineral rights to the Mangshi Property, described below), has the right to obtain the remaining 10% interest in Long Teng Mining from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209.

On May 28, 2008, Magnus executed an agreement with Mr. Lai Jinzang (“Jinzang”), a Chinese individual, under which Magnus agreed to sell its interest in the Huidong Property to Jinzang.  Under the agreement, Magnus was to receive: 7,000,000 Chinese Renminbi yuan (“RMB”) (approximately US$1,000,000) within seven days of the execution of the agreement; a further 7,000,000 RMB within seven days of the successful renewal of the exploration license underlying the Huidong Property; a further 4,900,000 RMB within seven days of the transfer of Magnus’ interest to Jinzang; and a further 2,100,000 RMB within seven days of the transfer of Team 209’s interest to Mr. Zhu, Kaiming.  Furthermore, Magnus retains a 3% NSR on any materials produced from the Huidong Property.  To date, Magnus has received the first payment of 7,000,000 RMB from Jinzang.  If the exploration license is not renewed, then Magnus will be required to return all payments to Jinzang and the agreement will terminate.

Yunnan Western Mining Co., Ltd. – Mangshi Property

Magnus previously held the right to acquire a 90% interest in the Mangshi Property, a mineral exploration property comprising approximately 113.96 square kilometres in Yunnan Province, under a co-operative joint venture agreement dated August 29, 2003 with Team 209.  Pursuant to the Modification Agreement (described above), Magnus has transferred its rights to Western and the Mangshi Property to a third party.  Accordingly, the Mangshi Property is no longer material to the Company.

Property Agreements in Africa

In Africa, the Company, through its wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”), has a 100% interest in six mineral properties in Uganda, the Mubende Property, the Lugazi Property, the Mwerusandu Property, the Mitoma Property, the Rubindi Property and the Kigumba Property, has the right to earn a 60% interest in another mineral property, the Mashonga Property, and has the right to earn an 80% interest in another mineral property, the Ibanda Property.

Mwerusandu Property

On November 8, 2007, Magnus entered into a license transfer agreement (the “License Transfer Agreement”) with Flemish Investments Limited (“Flemish”) under which Flemish agreed to transfer 100% of the right, title and interest to the licenses comprising the Mwerusandu Property (comprised of three mineral exploration licenses covering a total of 57.7 square kilometers of land in Uganda) and the Mitoma Property (described below) to Magnus.  The Ugandan Department of Geological Survey and Mines ratified the transfer of the licenses on December 20, 2007, and accordingly Magnus now holds a 100% interest in the Mwerusandu Property.  Flemish is entitled to receive from Magnus a net smelter returns royalty on the Mwerusandu Property on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR is being paid.

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional exploration license covering 147.63 sq. km.  During the quarter three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property is now comprised of four exploration licenses covering 175.43 sq. km.

Mitoma Property

Under the License Transfer Agreement, Flemish also agreed to transfer 100% of the right, title and interest to the licenses comprising the Mitoma Property (comprised of six mineral exploration licenses for a total of 279.0 square kilometers of land in Uganda) to Magnus.  The Ugandan Department of Geological Survey and Mines ratified the transfer of the licenses on December 20, 2007, and accordingly Magnus now holds a 100% interest in the Mitoma Property.  Flemish is entitled to receive from Magnus a net smelter returns royalty on the Mitoma Property on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR is being paid.

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional two exploration licenses covering 159.49 sq. km.  During the quarter, four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is now comprised of seven exploration licenses covering 359.49 sq. km.

During the year to date a limited infill soil survey was completed at the Kabira license on the Mitoma Property. Some 43 soil samples were collected to test previous anomalies delineated in previous exploration; results have not yet been received.

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

During the year to date a total of 1,001 soil samples and 46 rock grab samples were collected on the Mubende Property along regional lines to test the edges of a large granite batholith. The Company believes that the numerous gold and tungsten occurrences on the Property as well as alluvial mining operations to the west of the Property have a source from the edges of this granite body. Results are pending and will be evaluated in the months going forward.

Lugazi Property

AMF also acquired a 100% right, title and interest in and to a mineral exploration license covering 261 square kilometers of land in central Uganda (the “Lugazi Property”) on September 1, 2006 under an agreement (the “Lugazi Agreement”) with Flemish.  The terms of the Lugazi Agreement are the same as those of the Mubende Agreement, and to date there is not a measured or indicated resource on the Lugazi Property and no additional shares have been issued to Flemish.  Since acquiring the Lugazi Property, AMF has received four additional exploration licenses covering 1,359.17 sq. km.  During the quarter one license was renewed for a period of two years, with a 50% reduction in area, so that the Lugazi Property is now comprised of five exploration licenses covering 1,487.69 sq. km.

A reverse circulation drilling program was completed on the Lugazi Property in the quarter which tested three prominent gold-in-soil geochemical anomalies. The 31 hole, 2,037m program tested these three anomalous zones which were co-incident with magnetic rich horizons along lithological strike. The check and confirmation sample assay values are still pending, and the evaluation of the drill results will be forthcoming once the full data set has been received from the laboratories. On a more regional scale, a total of 1,456 soil samples were collected along regional lines, planned to investigate additional gold, as well as base metal rich horizons. Results are pending and will be evaluated as they become available.

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square kilometers of land partially contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making a minimum US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of April 30, 2008, Magnus had paid US$40,000 to its joint venture partners and had commenced exploration on the Mashonga Property.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties may form a new joint venture company to further explore and develop the Property.

During the year to date at the Mashonga Property a preliminary soil sample program was completed over targets with high grade trench and rock sample values from previous exploration activities, as well as from regional soil lines, to investigate additional targets. In total 127 soil samples were collected; results have not yet been received.  Following on any positive results received from this survey, the Company will conduct more detailed evaluation. The Company also conducted an alteration mapping survey using PIMA analysis of surface rock samples. The alteration pattern indicated an important transition from acidic to alkaline regime along a prominent northwest structure. Planned reverse circulation drilling during the next quarter will focus on parts of this transitional zone as well as beneath the historical mine located on the Mashonga Property.

Ibanda Property

On May 1, 2008, AMF (through a wholly-owned subsidiary) entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, Magnus has the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it makes and may earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon Magnus earning an 80% interest in the Property, the parties will form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted.

Other Projects

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganada (the “Kigumba Property”) was granted to the Company.  Also on May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company.

The Company actively investigates other areas in search of additional properties and additional joint venture opportunities.

Employees

As of April 30, 2008, the Company had three full-time employees (over and above its directors, officers and consultants) employed at the Company’s office in Vancouver, British Columbia (two in an administrative capacity and one as bookkeeper).

In Uganda, the Company employs two persons, as country manager and senior geologist respectively.  The Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs eleven additional persons: one senior geologist, one geologist, one accountant, five technicians, one administrator and two housekeepers.

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

Transactions with Related Parties / Subsequent Events

On May 1, 2008, AMF (through a wholly-owned subsidiary) entered into the Ibanda Agreement with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting the Ibanda Property.  Under the Ibanda Agreement, Magnus has the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it makes and may earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon Magnus earning an 80% interest in the Property, the parties will form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted.

On May 12, 2008, the Company was issued two mineral exploration licenses in Uganda.  One license, covering 291 sq. km. of land, is contiguous to the Company’s Ibanda Property in southwestern Uganda.  The other license, the Kigumba Property, covers 363 sq. km. in western Uganda.

On May 28, 2008, Magnus issued 50,000 options to a consultant, each option exercisable at $0.50.  The options will vest over three years and will expire on January 31, 2013.

On May 28, 2008, Magnus executed an agreement under which Magnus agreed to sell its interest in the Huidong Property to Jinzang.  Under the agreement, Magnus was to receive: 7,000,000 RMB (approximately US$1,000,000) within seven days of the execution of the agreement; a further 7,000,000 RMB within seven days of the successful renewal of the exploration license underlying the Huidong Property; a further 4,900,000 RMB within seven days of the transfer of Magnus’ interest to Jinzang; and a further 2,100,000 RMB within seven days of the transfer of Team 209’s interest to Jinzang.  Furthermore, Magnus retains a 3% NSR on any materials produced from the Huidong Property.  To date, Magnus has received the first payment of 7,000,000 RMB from Jinzang.  If the exploration license is not renewed, then Magnus will be required to return all payments to Jinzang and the agreement will terminate.

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

In China, the approval of joint venture agreements, the issuance, transfer and renewal of business licenses for joint venture companies, and the acquisition, transfer and renewal of exploration and mining permits and licenses are all subject to receipt of government approval.  Such approval may involve many levels of government (i.e. federal, provincial, county and/or city approval), and the Company cannot guarantee that all such approvals will be successfully obtained even where a joint venture has been successfully established.  Moreover, even where joint venture agreements are approved by the applicable level(s) of government and business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits or licenses will be approved, nor can the Company guarantee that such approvals will be obtained from all levels of government required for such approval.  In particular, the Company cannot guarantee that the exploration license for the Huidong Property will be renewed, and if the license is not renewed in a timely manner then Magnus may lose its rights to the Huidong Property, the agreement under which Magnus will sell its interest in the Huidong Property to Jinzang will be terminated and Magnus will be required to repay any cash that it has received under that agreement.

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

Outlook

Mineral prices rose during the year. At April 30, 2008, the price of gold was $877.20 per ounce compared to $678.00 at April 30, 2007, representing an increase of approximately 29%. Management believes that the price of gold will remain strong, and as a result the properties that are owned and controlled by the Company which contain mineralized material could gain in value.  However, there is no assurance that gold prices will remain strong or continue to rise.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,596,304 at April 30, 2008.

Total cash requirements stipulated under the Company’s Huidong Agreement with Team 209 of China calls for a $5,000,000 equity investment into Yunnan Long Teng Mining Ltd. by Magnus, although this is expected to be reduced to $3,000,000 based on recent discussions between Magnus’ management and representatives of Team 209.  Under the Huidong Agreement, Magnus is required to contribute not less than $460,000 within three months after the issuance of the joint venture company business license; $1,000,000 within twenty four (24) months after the issuance of the joint venture company business license; $1,550,000 within thirty-six (36) months after the issuance of the joint venture company business license; and based on the results of the exploration by the joint venture company, if required, an additional $1,990,000 within forty-eight (48) months after the issuance of the joint venture company business license. As of April 30, 2008 the Company had contributed $3,509,969 to the joint venture company.  The business license for the joint venture company was approved and issued on July 29, 2004. Thus, the Company met the contribution obligations required to be made by the third anniversary of the business license issuance.

Total cash requirements stipulated under the Company’s Mashonga Agreement is $4,650,000.  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4,000,000 in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of April 30, 2008, Magnus had paid US$40,000 to its joint venture partners and had made US$33,962 in property expenditures.

Total cash requirements stipulated under the Company’s Ibanda Agreement is $2,000,000.  Under the Ibanda Agreement, Magnus has the right to earn an 80% interest in the Ibanda Property by making aggregate expenditures of $2,000,000 over five years.  The Company has not yet made any expenditures on the Ibanda Property.

On May 28, 2008, Magnus received an initial payment of 7,000,000 RMB (approximately US$1,000,000) pursuant to the agreement under which Magnus has agreed to transfer its interest in the Huidong Property to Jinzang.  If the renewal of the Huidong exploration license is not approved and the transfer of the Property does not occur in a timely manner pursuant to the agreement, then Magnus will be required to repay all funds that it has received from Jinzang.

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

Results from Operations

Summary

The Company’s consolidated net loss for the three months ended April 30, 2008 was $765,391 or $0.01 per share compared to the consolidated net loss for the corresponding period in the previous year of $794,509 or $0.02 per share for a net decrease of $29,118.  The largest expense was related to the cost of exploration of the properties in Uganda (see “Property Agreements”) and the second largest expense was related to stock-based compensation.

Mineral production and revenue

As we are still an exploration stage company and in the exploration stage of development on our Chinese property and seven Ugandan properties, we have not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

The Company is committed to contribute at least $3,010,000 to the Long Teng Mining joint venture company within 36 months of July 29, 2004, of which $3,509,969 was contributed by April 30, 2008.  The Company is no longer subject to the joint venture capital contribution requirements upon consummation of the Modification Agreement with Team 209, as further described under “Property Agreements – Property Agreements - China – Yunnan Long Teng Mining Ltd. - Huidong Property”, above.

The Company incurred exploration licenses expense of $66,335 and geological expenses of $271,374 in the three months ended April 30, 2008 compared to $1,428 and $231,893 respectively in the corresponding period in the previous year (including expenses in China which have been presented in loss from operations held for sale in the accompanying financial statements). The increase of $104,388 is due to the exploration expenses incurred on the African projects.

Corporate administration

Corporate administration costs were $96,127 in the current quarter compared to $63,940 in the corresponding period in the previous year, representing an increase of $32,187. The increase is due to the increase in activity in the Uganda projects more than offsetting decrease in activity in China.  Included in these costs are travel expenses for executives and geologists to China and Uganda, travel to various conferences, and other miscellaneous office expenses.

Consulting expenses

Consulting expenses were $102,366 in the current quarter compared to $78,400 in the corresponding period in the previous year, representing an increase of $23,966.  The increase is due to the increase in activity in the Uganda projects more than offsetting the decrease in activity in China.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $358,804 in the current quarter compared to cash uses of $483,722 in the corresponding period in the previous year. The decrease of $124,918 can be attributed to paying in stock for some services instead of in cash and increasing accounts payable.

Financing Activities

The Company received cash from financing activities of $289,678 in the current quarter compared to $1,949,849 in the corresponding period of the previous year.  For financing activities undertaken by the Company subsequent to the end of the current quarter, if any, see “Transactions with Related Parties / Subsequent Events”.

Liquidity and Capital Resources

At April 30, 2008, the Company’s total assets were $180,283 as compared to $2,173,677 at April 30, 2007. Long-term liabilities as of April 30, 2008 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $2,596,304 at April 30, 2008.  The Company intends to do additional financings in the future.

As of April 30, 2008 the Company has received no-interest loans from various shareholders in the amount of $1,456,163. The Company has recognized imputed interest of $18,304 in the three months ended April 30, 2008 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, investor relations and operations.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $21,592,251 as of April 30, 2008.  As of April 30, 2008, the Company had a total of $22,974 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the past the RMB has been informally pegged to the USD.  Since July 2005 China has adopted a more flexible exchange rate system. As RMB is used for expenditures by Magnus and its subsidiaries in conducting their operations in China, the fluctuation of exchange rates of RMB may have positive or negative impacts on the results of operations of the Company. Since July 2005 the RMB has been allowed to rise from $0.1208 to $0.1444.  Should the RMB continue to slowly appreciate against the US dollar, the costs of services related to our exploration in China can be expected to increase.

In Uganda, the currency is the Ugandan shilling.  On June 12, 2008, the exchange rate was Ushs 1,600.50 = US$1.00.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at April 30, 2008.

With respect to Long Teng Mining in China, either the General Manager or Deputy General Manager of Long Teng Mining, if any, can approve expenditures under $100, and any expenditures over $100 must be pre-approved by the Magnus’ CEO.

In Uganda the country manager, Chris Picken, and the local director of African Mineral Fields Limited and AB Mining Limited (the local operating subsidiaries of African Mineral Fields Inc.), Godfrey Zaribwende, are the appointed agents of African Mineral Fields Limited and AB Mining Limited. As a director of African Mineral Fields Limited, Mr. Zaribwende is authorized to sign the necessary forms relating to certain business activities of the Company in Uganda.  Chris Picken has been appointed agent and signatory on the Ugandan shilling and US dollar bank accounts of African Mineral Fields Limited and AB Mining Limited in Uganda. The other signatories on the bank accounts are Graham Taylor and Gavin Conway, each a director of the Company. In addition, the local accountant for African Mineral Fields Limited, Joy Akoli, is authorized to perform certain bank transactions such as collect cash on cheques written in her name, submit account transfer forms and collect statements.

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

Changes in Internal Controls

Except as disclosed above, during the quarter ended April 30, 2008, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as disclosed elsewhere in this report, management of the Company is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties.  None of the Company’s directors, officer or affiliates is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

In May 2008, the Company, through its wholly-owned subsidiary AMF, commenced a civil action against Geosearch (Uganda) Ltd. (“Geosearch”) in the commercial division of the High Court of Uganda in Kampala for US$75,000 plus interest and costs.  The damages sought in the lawsuit represent funds that AMF originally advanced to Geosearch so that Geosearch could acquire a drill rig to conduct exploration on behalf of AMF in Uganda.  Pursuant to an agreement between AMF and Geosearch, Geosearch agreed to conduct drilling for AMF on its properties in Uganda and to apply the US$75,000 that was advanced towards the costs of such drilling.  The drilling did not occur because Geosearch was unable to provide the services to AMF, and Geosearch has failed to repay AMF the US$75,000.  To date, Geosearch has not appeared in court to defend the action, and it is expected that the Company will receive judgment against Geosearch in the near future.

ITEM 1A.  Risk Factors

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY’S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company’s shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended April 30, 2008, the Company had an operating loss of $765,391.  At April 30, 2008, the Company had a working capital deficiency of $2,596,304. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY’S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company’s shares. The Company’s common stock is quoted for trading on the over-the-counter market and “bid” and “asked” quotations regularly appear on the Pink Sheets quotation market under the symbol “MGNU”. There can be no assurance that the Company’s common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company’s common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules”, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY’S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company’s operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company’s financial condition

THE COMPANY’S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

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

The Company’s Mining JVs have obtained approvals from MOFCOM’s local counterparts in Sichuan and in Yunnan, but not from MOFCOM. MOFCOM has not challenged these approvals but, if it did, such a development would have a material adverse impact on the Company’s ability to operate. Finally, approvals and licenses obtained by the Company are subject to renewal, and such renewal is typically at the complete discretion of the responsible branch of government.  If renewals for the Company’s current licenses, and any other approvals and licenses obtained by the Company in the future are not successfully obtained, this will have a material adverse impact on the Company’s ability to operate.  In particular, the Company cannot guarantee that the exploration license for the Huidong Property will be renewed, and if the license is not renewed in a timely manner then Magnus may lose its rights to the Huidong Property, the agreement under which Magnus will sell its interest in the Huidong Property to Jinzang will be terminated and Magnus will be required to repay any cash that it has received under that agreement.

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

THE COMPANY’S PRESIDENT AND CHIEF EXECUTIVE OFFICER, GRAHAM TAYLOR, ALSO SERVES AS AN OFFICER OR DIRECTOR FOR OTHER ACTIVE COMPANIES.

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

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR “RESERVE” EXISTS ON ANY PROPERTIES FOR WHICH THE COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2008, the Company issued an aggregate of 3,341,184 units (each a “Unit”) for an aggregate of US$840,000 or Cdn$836,416 (at a price of Cdn$0.25 per Unit). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at Cdn$0.50 per warrant share until two years from the date of issuance of the warrants.  The Company paid $35,000 in cash and issued 115,350 shares of common stock to a consultant as a finder’s fee in connection with the issuance of Units.

On February 11, 2008, the Company reached an agreement to settle certain registration rights granted in connection with an issuance of units on May 2, 2007. Under the settlement, on February 18, 2008 the Company issued 272,000 shares in settlement of registration rights attached to 3,400,000 units issued in full and final settlement of the liquidated damages owed by the Company to the investor under such registration rights.

On April 15, 2008, the Company issued an aggregate of 230,805 common shares as finders fees in connection with prior financings conducted by the Company.

On April 18, 2008, the Company issued an aggregate of 365,625 common shares to seven persons in full and final settlement of an aggregate amount of $145,547 owing by the Company to such persons.

On May 28, 2008, Magnus issued 50,000 options to a consultant, each option exercisable at $0.50.  The options will vest over three years and will expire on January 31, 2013.

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information

Effective January 16, 2008, the Company amended the terms of an aggregate of 312,250 outstanding common share purchase warrants by: extending the term of the warrants from their original expiry date of January 16, 2008 to July 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75.  Furthermore, effective March 14, 2008, the Company:

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

Item 6.  Exhibits

               (a)          Exhibit List

                              31.1         Certificate pursuant to Rule 13a-14(a)
                              32.1         Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of June, 2008

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 13, 2008
/s/ Steven Tan Steven Tan	Director	June 13, 2008
/s/ Gavin Conway Gavin Conway	Director	June 13, 2008