Form 10-K
period 2008-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2008-11-13
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year.  July 31, 2008: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of October 29, 2008, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $2,190,258.16

Outstanding Common Stock: As of October 29, 2008, the Company had 54,756,454 shares of Common Stock outstanding.

ii

iii

USE OF NAMES

In this report, the terms “Magnus”, the “Company”, “we” or “us”, unless the context otherwise requires, mean Magnus International Resources Inc. and its subsidiaries.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. In Uganda, the Company has a 100% interest in  eight mineral properties in Uganda, Mubende, Lugazi, Mitoma, Mwerusandu, Rubindi, Kigumba, Kidera and Nyanga, a right to earn a 60% interest in a ninth property, Mashonga, and a right to earn an 80% interest in a tenth property, Ibanda. The Company has also been focused on gold projects in China with its key mineral project being the Huidong Property. The Company has completed the sale of its Huidong Property to a Chinese mining group, and 100% of the ownership of the Huidong license has been transferred to this Chinese Group. As of 31 October 2008, Magnus has received 7 million RmB and the Company intends to collect the remaining 14 million RmB in installments over the next several months.  As of 12 November 2008, the remaining payments for the sale of Long Teng are delinquent and the Company has provided an allowance for the uncollectibility of those payments due from the sale of the Huidong Property.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	China Office	Uganda Office
280 Nelson Street Suite 115 Vancouver, BC Canada V6B 2E2 Tel: (604) 694-1432	Dushimingyuan Bldg. No. A-2708 Central Renmin Road Kunming City, Yunnan Province 650031 People’s Republic of China Tel: 86--871—3642422 Fax: 86- 871- 3642420	Plot 1A Mugwanya Road Entebbe, Uganda Tel: +256(0) 7734 63095

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in eight mineral properties in Uganda, the Mubende Property, the Lugazi Property, the Mitoma Property, the Mwerusandu Property, the Rubindi Property, the Kigumba Property, the Kidera Property and the Nyanga Property, and has a right to earn a 60% interest in a the Mashonga Property, and a right to earn an 80% interest in the Ibanda Property.

Mwerusandu Property

On November 8, 2007, Magnus entered into a license transfer agreement (the “License Transfer Agreement”) with Flemish Investments Limited (“Flemish”) under which Flemish agreed to transfer 100% of the right, title and interest to the licenses comprising the Mwerusandu Property (comprised of three mineral exploration licenses covering a total of 57.7 square kilometers of land in Uganda) and the Mitoma Property (described below) to Magnus.  Flemish is a third party property vendor in relation to Magnus. The Ugandan Department of Geological Survey and Mines ratified the transfer of the licenses on December 20, 2007, and accordingly Magnus now holds a 100% interest in the Mwerusandu Property.  Flemish is entitled to receive from Magnus a net smelter returns royalty on the Mwerusandu Property on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR is being paid.

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional exploration license covering 147.63 sq. km.  During the year three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property is now comprised of four exploration licenses covering 175.43 sq. km.

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

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional two exploration licenses covering 159.49 sq. km.  During the year, four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is now comprised of seven exploration licenses covering 359.49 sq. km.

During the year to date a limited infill soil survey was completed at the Kabira license on the Mitoma Property. Some 43 soil samples were collected to test previous anomalies delineated in previous exploration. The results do not indicate an extensive zone of anomalous soil values.

Mubende Property

On September 1, 2006, AMF entered into an agreement (the “Mubende Agreement”) with Flemish Investments Limited (“Flemish”) under which AMF purchased a 100% right, title and interest in and to the mineral exploration licenses respecting 780 square kilometers of land in central Uganda (the “Mubende Property”).  The purchase price paid by AMF for the Mubende Property was US$25,000 and the issuance of 250,000 common shares of AMF (since exchanged for Magnus shares).  In addition, under the Mubende Agreement AMF was required to issue additional AMF common shares, to a maximum of 300,000 additional shares, to Flemish for each economically mineable ounce of gold on the Mubende Property that is proven to be a measured and indicated resource.  To date, there is not a measured or indicated resource on the Mubende Property, and accordingly no additional shares have been issued to Flemish.

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

Lugazi Property

AMF also acquired a 100% right, title and interest in and to a mineral exploration license covering 261 square kilometers of land in central Uganda (the “Lugazi Property”) on September 1, 2006 under an agreement (the “Lugazi Agreement”) with Flemish.  The terms of the Lugazi Agreement are the same as those of the Mubende Agreement, and to date there is not a measured or indicated resource on the Lugazi Property and no additional shares have been issued to Flemish.  Since acquiring the Lugazi Property, AMF has received four additional exploration licenses covering 1,359.17 sq. km.  During the year, one license was renewed for a period of two years, with a 50% reduction in area, so that the Lugazi Property is now comprised of five exploration licenses covering 1,487.69 sq. km.

A reverse circulation drilling program was completed on the Lugazi Property in the year which tested three prominent gold-in-soil geochemical anomalies. The 31 hole, 2,037m program tested these three anomalous zones which were co-incident with magnetic rich horizons along lithological strike. The RC holes were drilled at about 50m intervals along a fence across the soil anomaly, and were designed to investigate the nature of the weathered profile to an average depth of some 65m. As no previous gold mineralisation has been reported from this belt the Company sought to understand the source of the anomalous gold in soils and attempt to identify possible structures that could be followed up during subsequent phases of exploration. This drilling is the culmination of early stage exploration at Lugazi which commenced in May 2006.

The most significant RC drill results include:

▪	4m at 0.98 g/t gold from 18m in LUG006 at the Kiyola target (incl. 2m at 1.3g/t)
▪	2m at 0.50 g/t gold from 64m in LUG007 at the Kiyola target
▪	2m at 1.50 g/t gold from 2m in LUG017 at the Nantula target
▪	2m at 1.20 g/t gold from 9m in LUG028 at the Katente target

A regional geochemical program has also uncovered potential new gold targets on other parts of the Lugazi belt.

On a more regional scale, a total of 1,456 soil samples were collected along regional lines, planned to investigate additional gold, as well as base metal rich horizons. The final results, including infill sampling, are still pending and will be evaluated as they become available.

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square kilometers of land partially contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making a minimum US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of October 31, 2008, Magnus had paid US$70,000 to its joint venture partners and had commenced exploration on the Mashonga Property.  Once Magnus has earned its 60% interest in the Mashonga Property, the parties may form a new joint venture company to further explore and develop the Property.

During the year to date at the Mashonga Property a preliminary soil sample program was completed over targets with high-grade trench and rock sample values from previous exploration activities, as well as from regional soil lines, to investigate additional targets. In total 127 soil samples were collected; results were mixed, showing good anomalous values over one target while having inconsistent values over the other target.  The Company also conducted an alteration mapping survey using PIMA analysis of surface rock samples. The alteration pattern indicated an important transition from acidic to alkaline regime along a prominent northwest structure. An RC drill program was conducted at the Mashonga mine site during the summer 2008. To date a total of 667m has been completed in 7 holes beneath the Mashonga mine. The full set of results is still pending, as the Company decided to assay the samples for coarse or nuggety gold using screen fire assay methods. As of July 31, 2008, Magnus has made $310,136 of direct exploration expenditures on the Mashonga Property.

Ibanda Property

On May 1, 2008, the Company entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, Magnus has the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it makes and may earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon Magnus earning an 80%

interest in the Property, the parties may form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted.

Exploration at Ibanda commenced during the year with soil samples and rock samples being collected over previous gold-in-soil anomalies defined by a previous explorer in the late 1990’s. To date the full set of results has not been received, due largely to the huge number of samples that the laboratories have in process.

Other Projects

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba Property”) was granted to the Company. A 20km long uranium anomaly on the license was picked up by processing the data from the airborne geophysical survey which is being flown over 80% of Uganda. Since acquiring this licence, three additional licences totalling 1402.55 square kilometers were also acquired under the name of the Company’s indirect wholly-owned subsidiary, AB Mining Ltd.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired under the name of AB Mining Ltd.

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company. The Company intends to evaluate this project for tantalum, rare earth metals and diamonds.

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganada (the “Nyanga Property”) was granted to the Company. The Company intends to evaluate the tantalum potential at this project.

Property Agreements – China

Through its joint venture agreements described below, the Company previously had interests, or contingent interests, in two properties in China: the Huidong Property, comprising 83.29 square kilometers in Sichuan Province; and the Mangshi Property, comprising 113.96 square kilometers in Yunnan Province.

Yunnan Long Teng Mining Ltd. – Huidong Property

On May 28, 2008, Magnus executed an agreement (the “Transfer Agreement”) with Mr. Lai Jinzang (“Jinzang”) under which Magnus agreed to sell its 90% interest in Yunnan Long Teng Mining Ltd., which owns the exploration license underlying the Huidong gold exploration property in Sichuan Province, China to Jinzang.  Under the Transfer Agreement, Magnus was to receive; (i) 7,000,000 yuan (approximately US $1,000.000) within seven days of the execution of the Transfer Agreement; (ii) a further 7,000,000 yuan within seven days of the successful renewal of the exploration license underlying the Huidong property; (iii) a further 4,900,000 yuan within seven days of the transfer of Magnus’ 90% interest in Yunnan Long Teng Mining Ltd. to Jianzan; and (iv) a further 2,100,000 yuan within seven days of the transfer of the remaining 10% interest in Yunnan Long Teng Mining Ltd. held by Team 209 to Jinzang, whether directly from Team 209 or indirectly from Team 209 to Magnus and then to Jinzang.  In addition, Magnus retains a 3% net smelter royalty on any minerals produced from the Huidong property under the exploration license in the future, which should be paid quarterly.  In late May 2008, Jinzang forwarded the first payment of 7,000,000 yuan to Magnus. The exploration license underlying the property has successfully been renewed by the relevant Chinese authorities and 100% of the ownership interest in the company that possesses the license has been transferred to the Jinzang. The remaining 14 million RmB (approximately US$2 million) is now due and expected to be paid by the Chinese purchaser in installments with full payment expected to be in the first quarter of 2009.  As of 12 November 2008, the remaining payments for the sale of Long Teng are delinquent and the Company has provided an allowance for the uncollectibility of those payments due from the sale of the Huidong Property.

On July 6, 2004, the Company signed a formal cooperative joint venture contract (the “Huidong Agreement”) with Geological Brigade Team 209 of the Nuclear Industry of Yunnan Province (“Team

209”) to form a new cooperative joint venture company, Yunnan Long Teng Mining Ltd. (“Long Teng Mining”), a Sino-foreign Chinese corporation, to carry out minerals exploration and development in an 83.29 square kilometer area of Huidong County in Sichuan Province.

On May 12, 2008, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with Team 209.  Under the Modification Agreement, the Company, which held a 90% interest in Long Teng Mining and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”, which holds the mineral rights to the Mangshi Property, described below), would obtain the remaining 10% interest in Long Teng Mining from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209.  Magnus was also required to pay 1 million RMB (approximately US$130,000) to Team 209 for previous services provided by Team 209 to Long Teng Mining and Western and payment of all the liabilities of Western within 10 days after all documents submitted to governmental departments receive approval.

Yunnan Western Mining Co., Ltd. – Mangshi Property

Under the Modification Agreement (described above), Magnus agreed to transfer its interest in Western to Team 209 in exchange for Team 209’s interest in Long Teng Mining, and Magnus will not be conducting further exploration or expending further capital on the Mangshi Property.  The Modification Agreement was consummated and accordingly the Mangshi Property is no longer material to the Company.

On November 25, 2005, Magnus acquired 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc.  Golden River is a party to a co-operative joint venture agreement dated August 29, 2003 (the “Mangshi Agreement”) with Team 209.  Under the Mangshi Agreement, Golden River and Team 209 formed Western, a sino-foreign joint venture company which held the rights to the Mangshi Property, a mineral exploration property comprising approximately 113.96 square kilometres in Yunnan Province.  Golden River had the right to earn a 90% interest in Western Mining, with Team 209 retaining the other 10%.

Corporate Structure

The Company has one wholly owned subsidiary, African Mineral Fields Inc. (incorporated under the laws of the British Virgin Islands), which in turn has incorporated two subsidiaries, African Mineral Fields Limited and AB Mining Limited (both incorporated under the laws of Uganda).

The following chart describes the Company’s corporate structure and material subsidiaries:

Notes:

Employees

As of November 1, 2008, the Company had two full-time employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia (one in an administrative capacity and one as a bookkeeper).

In Uganda, the Company employs one person as senior geologist. The Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs two additional persons: one accountant and one housekeeper.

The Company employs two persons in China who continue to assist in dealing with matters relating to Long Teng and further payments due to Magnus for the sale of its equity interest in Long Teng.

The Company also uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Other Property Interests and Mining Claims

The Company currently only has interests in the above-noted properties in Uganda.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Canada, and Uganda as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

The Company believes that it is and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States, Canada and Uganda.  There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations.

Environmental Regulation

The Company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment in North America, and Uganda. These laws often change and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations.

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

Subsequent Events

On October 31, 2008 Magnus closed its office in Vancouver and laid off two staff persons as cost–cutting measures.  Currently, the Company is operating out of the homes of the CEO, and two remaining Vancouver staff, an administrative manager and bookkeeper.

It is our intention to keep the remaining staff full-time until the 31 December 2008, after which it is anticipated that they would move to a consulting basis. Associated office overheads and staffing will therefore be significantly reduced.

Magnus is also in the process of finding a smaller office in Uganda and we have let go of most of our staff there. We can use former full-time staff on a consulting basis when needed.

Our office lease in China expires at the end of March 2009 and after it expires we will no longer have a China office. It is anticipated that one or two staff members will remain on the payroll in China until we are fully paid for the sale of Long Teng.

Management intends to reduce the total budget for Magnus for the year down to about US $600,000 of costs (that are not currently loans or payables) for the coming year. Thus costs will be reduced by a very significant amount. See also “Future Plans” under Item 2 below.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended July 31, 2008, the Company had an operating loss of $1,618,022. At July 31, 2008, the Company had a working capital deficiency of $1,946,157. The Company needs to raise additional capital by way of being repaid the 14 million RmB (about US $2 million) that is currently owed to Magnus for the sale of Long Teng, an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. As of 12 November 2008, the remaining payments for the sale of Long Teng are delinquent and the Company has provided an allowance for the uncollectibility of those payments due from the sale of Long Teng. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We anticipate generating losses for the next 12 months.  Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

There can be no assurance that we will be capable of raising the additional funding that we need to carry out our development and exploration objectives.

The further development and exploration of our mineral properties depends upon our ability to collect on monies owed to the Company or obtain financing through capital markets, or other means.  There is no assurance that we will be successful in obtaining financing as and when needed. Unfavorable market conditions may make it difficult or impossible for us to obtain debt financing or equity financing on acceptable terms or at all.  Failure to collect monies owed to the Company or to obtain additional financing on a timely basis may cause us to postpone our development plans, forfeit rights in some or all of our properties or reduce or terminate some or all of our operations.

We do not have experience in placing properties into production.

We have no experience in placing mineral properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise.  There can be no assurance that we will have available to us the necessary expertise to take a mineral deposit into production.

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

Our stock is a penny stock.  Trading of our shares may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our shares.

The Securities and Exchange Commission has defined “penny stock” under Rule 3a51-1 and as such our stock is penny stock.  Our securities are covered by the penny stock rules, Rule 15g-9, which imposes additional sales practice requirements, including disclosure requirements, on broker-dealers who sell to persons other than established customers and “accredited investors”.  The disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to the penny stock rules.  The penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition, the Financial Industry Regulatory Authority has adopted rules that require a broker/dealer, when recommending an investment to a customer, to have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Interpretations of these rules suggest that there is a high probability that speculative low-priced securities will not be suitable for some customers.  The Financial Industry Regulatory Authority requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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

We may be unable to enforce our legal rights in certain circumstances.

In the event of a dispute arising at or in respect of our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or other jurisdictions.  We may also be hindered or prevented from enforcing our rights with respect to a governmental entity or instrumentality because of the doctrine of sovereign immunity.

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

Mr. Taylor currently devotes 80% of his time to Magnus, 10% to Australian Mineral Fields and 10% to Arcview Entertainment.  As Mr. Taylor focuses part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

• Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

• Availability and costs of financing;

• Ongoing costs of production;

• Market prices for the minerals to be produced;

• Environmental compliance regulations and restraints; and

• Political climate and/or governmental regulation and control.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Summary

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced global portfolio of early-to-advanced stage projects and is currently focused on gold projects in Uganda.  The Company has a 100% interest in  eight mineral properties in Uganda at Mubende, Lugazi, Mitoma, Mwerusandu, Rubindi, Kigumba, Kidera and Nyanga, a right to earn a 60% interest in a ninth property, Mashonga, and a right to earn an 80% interest in a tenth property, Ibanda.

Properties in Uganda

The following disclosure with respect to the Lugazi, Mubende, Mitoma and Mwerusandu Properties is

Geological Map of Uganda Identifying the Company’s Properties

based on a technical report dated May 15, 2007 (the “Uganda Technical Report 1”) prepared by Martin Taylor, an independent consulting geologist hired to complete Canadian NI-43101 compliant reports on behalf of Magnus . The following disclosure with respect to Mashonga is based on the report dated October 10, 2007 (the “Uganda Technical Report 2”) prepared by Martin Taylor. The report is filed at www.sedar.com.

Property Description and Location

The Lugazi, Mubende, Mitoma, Mwerusandu, Mashonga, Ibanda, Rubindi, Kigumba, Kidera and Nyanga Properties comprising approximately 6,661.21 sq. km. are located in central, southern and southwestern Uganda in East Africa.  The properties are covered by valid exploration licenses, 30 in total, and valid location licences, 3 in total.

Lugazi Property

The Lugazi Property is located some 50 km east of the capital Kampala in the Mukono district of southern Uganda, and is approximately centred at Latitude 0° 18’N and Longitude 32° 52’E.  The Property consists of five exploration licenses covering an area of approximately 1,487.69 sq. km.

Mubende Property

The Mubende Property is located some 100 km west-northwest of the capital Kampala in the Mubende and Kiboga administrative districts of south-central Uganda. The Property is approximately centred at Latitude 0° 34’N and Longitude 31° 46’E, and consists of three exploration licenses covering approximately 851.20 sq. km.

Mitoma Property

The Mitoma Property is located some 320 km southwest of the capital Kampala in the Bushenyi district of south-western Uganda. The Property is approximately centred at Latitude 0° 35’S and Longitude 30° 05’E.  The property consists of seven exploration licenses covering an area of 359.49 sq. km.

Mwerusandu Property

The Mwerusandu Property is located some 380 km southwest of the capital Kampala in the Ntungamo district of south-western Uganda. The Property is approximately centred at Latitude 1° 00’S and Longitude 30° 10’E.  The property consists of four exploration licenses covering an area of 175.43 sq. km.

Mashonga Property

The Mashonga Property is located some 400 km southwest of the capital Kampala in the Bushenyi district of south-western Uganda. The Property is approximately centred at Latitude 0° 23’S and Longitude 30° 09’E.  The property consists of two exploration licenses and three location licences covering an area of 460.87 sq. km.

Ibanda Property

The Ibanda Property is located some 300 km southwest of the capital Kampala in the Bushenyi district of south-western Uganda. The Property is approximately centred at Latitude 0° 08’S and Longitude 30° 32’E.  The property consists of one exploration license covering an area of 332.70 sq. km.

Rubindi Property

The Rubindi Property is located some 300 km southwest of the capital Kampala in the Bushenyi and Mbarara districts of south-western Uganda. The Property is approximately centred at Latitude 0° 20’S and Longitude 30° 32’E.  The property consists of two exploration licenses covering an area of 720.00 sq. km.

Kigumba Property

The Kigumba Property is located some 200 km north-northwest of the capital Kampala in the Masindi district of western Uganda. The Property is approximately centred at Latitude 1° 53’N and Longitude 31° 50’E.  The property consists of four exploration licenses covering an area of 1,765.55 sq. km.

Kidera Property

The Kidera Property is located some 120 km north of the capital Kampala in the Kamuli and Kayunga districts of central Uganda. The Property is approximately centred at Latitude 1° 20’N and Longitude 32° 53’E.  The property consists of one exploration license covering an area of 485.00 sq. km.

Nyanga Property

The Nyanga Property is located some 380 km southwest of the capital Kampala in the Ntungamo district of south-western Uganda. The Property is approximately centred at Latitude 0° 57’S and Longitude 30° 11’E.  The property consists of one exploration license covering an area of 23.28 sq. km.

Regional Geology

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

The Mashonga region is largely underlain by Igara Group quartz-muscovite schists, quartzites and phyllites of the PalaeoProterozoic Buganda-Toro System.  Younger granitic intrusions occur and there is evidence of mafic-ultramafic igneous intrusive bodies (gabbroic or diorite). North of the Mashonga Mine the Igara rocks are covered unconformably by Buhweju Group quartzites and conglomerates of the MesoProterozoic Karagwe-Ankolean System. North-south trending fold axes from isoclinal folded sequences are reported as well as N-S and E-W trending structures.  The drainages in the mine area trend southeast, suggesting there is a regional structure parallel to this.

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

Mashonga Property

The style of gold mineralization at the Mashonga area is associated with shear zones hosted by early-Proterozoic schists which are adjacent to late tin-bearing granite intrusions. An unconformity related gold system is used to model the style of mineralisation, with the younger, mid-Proterozoic Karagwe-Ankolean system forming an unconformable relationaship with the older Buganda Toro system. In the basement schists and granites, a TAG model is being used in an attempt to understand the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.

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

In the Mashonga area the Company believes there is an IRG style of mineralization. This model takes into account both large veins which occur on the margins of granite bodies as well as granite hosted sheeted, stockwork or pegmatitic veins. In the larger veins such as mined at Mashonga, high gold grades can be expected.  An economic deposit, however, is more likely to be a lower grade, granite hosted system which calls for alternative exploration techniques (multi-element geochemistry, IP to detect zones of silicification, magnetic halo anomalies, recognition of metal/element assemblages and unique features such as unidirectional solidification textures, greisens and pegmatites.

Ibanda Property

The style of gold mineralization at the Ibanda area is similar to Mashonga, and is also associated with shear zones hosted by early-Proterozoic schists which are adjacent to late tin-bearing granite intrusions. An unconformity related gold system is used to model the style of mineralisation, with the younger, mid-Proterozoic karagwe Ankolean system forming an unconformable relationaship with the older Buganda Toro system. In the basement schists and granites, a TAG model is being used in an attempt to understand the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.

Rubindi Property

The style of gold mineralization at the Rubindi area is similar to Mashonga, and is also associated with shear zones hosted by early-Proterozoic schists which are adjacent to late tin-bearing granite intrusions. An unconformity related gold system is used to model the style of mineralisation, with the younger, mid-Proterozoic karagwe Ankolean system forming an unconformable relationaship with the older Buganda Toro system. In the basement schists and granites, a TAG model is being used in an attempt to understand the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.

Kigumba Property

The style of mineralization at the Kigumba area is expected to be related to a large 22km long by up to 4km wide radiometrics anomaly, which was identified from the airborne geophysical survey covering 80% of the country. The uranium response is particularly strong, so the area will be tested initially for uranium potential associated with the sheared limb of a folded sequence.

Kidera Property

The style of mineralization at the Kidera area is expected to be related to a large 7km by 5km circular radiometrics anomaly, which was identified from the airborne geophysical survey covering 80% of the country. This radiometrics anomaly has a similarity in size to the carbonatite complexes such as Tororo and Sukulu Hills, located in the southeastern part of Uganda. The large anomaly will be examined for vermiculite, phosphate and rare earth metals, commonly associated with carbonatite rocks.  In addition, a field of distinct magnetic bulls eyes, will be tested for diamond potential, as they resemble kimberlite pipes.

Nyanga Property

The style of mineralization at the Nyanga area is tantalum which is associated with large pegmatite bodies which are hosted by metasedimentary rocks of Karagwe-Ankolean age. Mining operations at three locations at Nyanga occurred during the 1930 – 1960’s producing a total of 130,000t tantalum. These operations were suspended in 1960. The Nyanga deposit is hosted by a pegmatite body measuring 370m and with a width of approximately 54m.

Exploration

Lugazi Property

A detailed soil sampling program during the period 2006 and 2007, comprising over 1500 soil samples has delineated a strong 300 – 700m wide gold-in-soil anomaly over a length of 3.5 km. The anomaly is offset to the east, and there are indications that the anomaly is open ended in this direction. A fixed wing, high resolution airborne magnetic and radiometric survey was flown on the Lugazi licence and covered 574.5 sq km at 200m line spacing. The results from the survey show a close correlation between the gold-in-soil anomaly and magnetic rich stratigraphic horizons as well as elevated potassic levels.

A Reverse Circulation (RC) drill program comprising a total of 31 holes for 2,037m was completed in February 2008, along three lines at the Kiyola, Nantula and Katente targets. The RC holes were drilled at about 50m intervals along a fence across the soil anomaly, and were designed to investigate the nature of the weathered profile to an average depth of some 65m. As no previous gold mineralisation has been reported from this belt the Company thought it would be important to understand the source of the anomalous gold in soils and attempt to identify possible structures that could be followed up during subsequent phases of exploration. This drilling is the culmination of early stage exploration at Lugazi which commenced in May 2006.

The most significant RC drill results include:

▪	4m at 0.98 g/t gold from 18m in LUG006 at the Kiyola target (incl. 2m at 1.3g/t)
▪	2m at 0.50 g/t gold from 64m in LUG007 at the Kiyola target
▪	2m at 1.50 g/t gold from 2m in LUG017 at the Nantula target
▪	2m at 1.20 g/t gold from 9m in LUG028 at the Katente target

The Company also conducted a regional geochemical program which included the collection of 1,356 soil samples along lines spaced at approximately 4km intervals. These samples tested the gold and nickel potential of the Lugazi belt. The program uncovered a gold anomaly on another portion of the Lugazi belt, towards the east of the drill target.

Mubende Property

A regional alteration and structural interpretation over Mubende has been completed. This information together with the historical airborne geophysical data indicates that the eastern end of the Singo batholith could be prospective for granite related gold systems. A follow-up soil geochemical program was completed, which targeted the northern and southern boundaries of the granite batholith. In total 996 soil samples were collected along lines on elevated topography to avoid the wide swampy drainages in this region. The samples were sieved to -80 mesh fraction and analyzed for gold by means of aqua regia and AAS finish. Prior to these soil samples, a program of low level terra leach soil sampling was completed over the southwestern portions of the licence. A total of 554 terra leach samples were collected. The results of the soil sampling have not delineated any clear targets to follow up.

Mitoma Property

To date 2,546 soil samples have been collected over different areas of the property in seven phases.  The samples were analyzed with the Terra Leach partial digest method and have delineated gold-in-soil anomalies at the Kahungye (EL 0023), Rugoma (EL 0025) and Rutaka (EL 0024) exploration licenses. The assay results were received from soil samples analysed by Agua Regia together with Pits at Kayhunge. The results from agua regia confirm anomalous gold within the surface profile with levels between 20-30 ppb gold with one value of 50 ppb. The results of pitting confirm low level gold (0.14 g/t) in the uppermost 30 cm in Pit 2. The gold tenors in the bedrock schist vary between 0.02 g/t and 0.05 g/t. The surface soil values in the 20-30 ppb range therefore appear to be reflecting values in schist of 0.02-0.05 g/t Au. i.e. the magnitude of the soil anomaly corresponds with values occurring in bedrock.

Exploration at the southern licences, called Kabira (EL 0005, 0117, 0187, 0188), included the collection of 957 soil samples, which were analysed for low level gold by means of terra leach method. The results show very low levels of gold associated with the metasediments of the Karagwe-Ankolean system. The main anomalous area is located in the south-eastern portion of EL0005 where gold shows a clear correlation with copper.

Mwerusandu Property

Exploration activity at the Mwerusandu Property has included: soil sampling over the Nyamulindira and Kiana Mine licences and drill preparation for a planned RC drill program. A total of 1,016 terra leach soil samples have been collected, mostly in the northern part of the area, which has defined a clear gold in soil anomaly hosted by quartzites and schist’s of the mid-Proterozoic Karagwe-Ankolean system, parallel to the contact with a granitoid body, referred to as ‘arena’ granites. The northern part of the soil anomaly is 200m in length and covers a silica-scorodite altered rock outcrop, while further to the south, a 1km long anomaly is situated in a similar stratigraphic setting close to the granite contact. The main target at Nyamulindira remains a scorodite rich quartzite with 4-6 g/t of gold in rock grab samples and  a trench intersection of 20.4 g/t of gold over 3.5m. The eastern Mwerusandu licenses are located in a tin – beryllium rich belt and close to the historical Mwerusandu tin mine which was mined up to the 1950’s.

Mashonga Property

The Mashonga Project is located in the Buhweju region of south-western Uganda. The majority of gold produced in Uganda has been from alluvial deposits around the Buhweju plateau, recovered by artisanal miners. Gold was first reported in this area in 1933 and since then an estimated 200,000 oz have been produced from alluvial sources. Gold from primary ‘lode’ sources has been produced locally from small open-cut slot and shallow underground operations such as the Mashonga mine.

Towards the end of 2007, Magnus uncovered historical exploration reports from Mashonga during the late 1990’s by Uganda Gold Mines Ltd. The reports include high grade sample results from underground sampling of a shear zone at the Mashonga mine, with 25.5 oz per short ton gold (874 g/t) and 309 g/t silver from a grab sample of a lens a few feet wide. Another grab sample of the footwall to the shear zone returned 276 g/t gold and 9.7 g/t silver.

Uganda Gold also sampled a series of trenches located 1.5km east of the Mashonga mine area. These trenches covered a strike length of 350m and report gold intersections which include 4.6m at 24.7 g/t and 2.4m at 59.6 g/t. In addition, a rock grab sample from one trench reported 228 g/t gold. A further target was identified by Uganda Gold, located about 1km southeast of the mine. A single rock grab sample returned 183 g/t gold and 200 g/t silver.

As part of Magnus’ due diligence evaluation of the property in 2006 and 2007, rock grab samples were collected from the mine dump at the open-cut slot mine. Of the eight mafic schist samples collected from the surface mine dump, four returned very high grade gold and PGE assay results, which include 58.8g/t gold, 4.15g/t platinum and 3.68g/t palladium.

An RC Drill program commenced in July 2008, and a total of 667m has been completed at the Mashonga mine in 7 holes. This drilling tested the high grade polymetallic mineralisation in east-west conjugate shears below the mine. Intended further drilling is designed to test the 3km by 500m wide soil anomaly located 1km east of the mine. The geology profile mapped from the hole intersections comprises a series of sericite, quartz-biotite and mafic schists with granite pegmatite bodies and quartz veining. Sulphides in the form of pyrite were recorded in all six holes drilled. Results from this drilling are still pending due to the delay in getting screen fire assays perfomed of coarser sample size.

As part of a program to discover additional targets with similarities to the Mashonga mine, a total of 803 soil samples have been collected along regional lines and detailed grids. Of these, some 113 aqua regia sample results have been received and indicate anomalous values at one of the targets identified by Uganda Gold Ltd. A further 690 samples are yet to be analyzed.

The area covering approximately 3km x 3 km around the Mashonga mine was mapped in detail, with 67 rock samples sent for PIMA analysis. PIMA measures the white mica spectra and enables the sericite content of the rocks to be measured and provides an indication of the levels or alteration in the system. The results of the PIMA show a clear and distinct zonation from an acid domain to an alkaline domain. It is at this transition zone where gold will precipitate, and structures which transect this zone will be targeted.

Ibanda Property

The Ibanda Property is located in the eastern part of the Buhweju region of south-western Uganda. Exploration at this property has focussed on the collection of 685 soil samples to verify a zone of historical work that highlighted anomalous gold in soils. These anomalies are located at the intersection of a major north-south structure and east-west faults. The results are at a preliminary stage and will be modelled and interpreted.

Rubindi, Kiguma, Kidera and Nyanga Properties

These licenses were only acquired during the last quarter, and to date little exploration activity has been completed. Some reconnaissance visits were conducted in August and September of 2008 to assess the most optimum methods of exploration.

Future Plans

The main expected source of capital for the year 2008-9 is the collection of monies owed to Magnus by the purchaser of the Long Teng Mining (holder of the Huidong project) in China. The buyer of Huidong intends to pay us the remaining RMB 14 million that they owe us once they have the funds available from another divestiture of their own that they have in progress. Per that contract it shows that they are due to be paid RMB 15 million in installments by the 22nd January 2009. Magnus expects to be paid the first RMB 1 million of the RMB 14 million that remains outstanding in November 2008.

As of 12 November 2008, the remaining payments for the sale of Long Teng are delinquent and the Company has provided an allowance for the uncollectibility of those payments due from the sale of Long Teng.

Magnus was sent RMB 7 million as the first payment in late May 2008. RMB 4.5 million of these monies were sent from the purchaser’s bank account to the bank account of an intermediary. Of these monies, we have so far received US $466,000 and we are owed approximately US $200,000 – the balance of the RMB 7 million. The Company intends to pursue this matter vigorously.

While market conditions are not currently very favorable for raising equity capital for exploration companies, we anticipate that we could raise some equity capital for Magnus over the course of the next year, especially if there was a re-structuring of the Company’s capital structure.

Also, if Magnus manages to obtain an OTC-BB listing and possibly an additional listing in Canada then it is anticipated that the equity raising process could be easier.

During fiscal year 2008, Magnus raised more than US $1 million in equity financing and more than US $1 million from the first payment for the sale of Long Teng. During fiscal year 2007, Magnus raised US $2,756,377 in equity financing. In fiscal year 2006, Magnus raised US $6,673,919. We have raised more than $15 million in equity financing to date for Magnus and management believes that the Company should be able to continue to raise equity capital in over the course of this fiscal year and beyond, especially if the capital structure is reduced.

Magnus is currently seeking to divest some of its Uganda projects or reduce some of its obligations to joint ventures by either bringing in other partners, and/or selling in whole or in part its interests in such projects. The Company is in the process of evaluating what the options are in this respect. It is the Company’s intention to attempt to re-negotiate the Mashonga and Ibanda agreements to reduce the financial obligations relating to each one. If this cannot be accomplished and the Company cannot find third parties to reduce some of its obligations then the Company may relinquish its interests in these joint ventures.

Magnus’ costs have been decreased significantly and the Company intends to make other significant cost-cuts.

As of 31 October 2008, Magnus has eliminated its Vancouver office and reduced its Vancouver staffing to two. It is our intention to keep them full-time until the 31 December 2008, after which it is anticipated that they would move to a consulting basis. Associated office overheads and staffing have therefore been significantly reduced.

The Company is also in the process of finding a smaller office in Uganda and the staff has been reduced to one administrator/accountant and one housekeeper. Former full-time staff can be used on a consulting basis when needed.

Our office lease in China expires on the 31 March 2009 and after it expires we will no longer have a China office. It is anticipated that one or two staff members will remain on the payroll in China until we are fully paid for the sale of Long Teng. It is expected that Magnus will collect all monies due to the Company prior to the end of March 2008 and that the China office will be closed prior to the end of the office lease.

We intend to reduce the total budget for Magnus for the year down to about US $600,000 of costs (that are not currently loans or payables) for the coming year. Thus costs will be reduced by a very significant amount allowing for us to advance some of our projects in Uganda.

Contingent on available funding, the Company intends to evaluate its Ugandan exploration portfolio and determine which projects it can reasonably maintain where it can conduct cost-effective further exploration.

Leased Office Space

The Company currently leases two administrative offices: in Kunming, China, and in Entebbe, Uganda.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approximate monthly cost

Magnus has recently moved from its current office space and is looking for new space

Plot 1A, Mugwanya Road Entebbe, Uganda	Shared Space, 2,500 square feet	To September 30, 2008, month-to-month thereafter	USD $1,050

China Office Dushimingyuan Bldg. No. A-2708 Central Renmin Road Kunming City, Yunnan Province 650031 People’s Republic of China	1000 sq. feet	To March 31, 2009	USD $727

ITEM 3.  LEGAL PROCEEDINGS

On April 30, 2008, the Company filed a civil suit in Uganda against Geosearch, (Uganda) Ltd., a drilling company that Magnus had retained to conduct a drill program on certain of its properties in Uganda.  Under the civil suit, Magnus was seeking repayment of US$75,000 which it had advanced to Geosearch to transport the drill rig to be used on the drill program to Uganda.  Geosearch failed to conduct the drill program set forth in the contract between Magnus and Geosearch, and accordingly Magnus filed the civil suit to recover the $75,000 that it had advanced to Geosearch.  On June 13, 2008, Magnus successfully obtained judgment against Geosearch. In July 2008, Magnus was repaid the $75,000 by Geosearch.

Other than as described above, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties.  None of the Company’s directors, officer or affiliates is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

N/A

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Magnus are listed and posted for trading trading on the Pink Sheets over-the-counter quotation system under the symbol “MGNU”. The market for Magnus’ common stock is limited, volatile and sporadic.  The following table sets forth the high and low sale prices relating to Magnus’ common stock since it was listed and posted for trading on the OTCBB.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended

2003	High Trade	Low Trade
April 30	0.025	0.015
July 31	1.50	0.03
October 31	2.25	0.505

2004
January 31	0.725	0.25
April 30	1.35	0.495
July 31	1.11	0.85
October 31	1.26	0.90

2005
January 31	1.70	1.18
April 30	2.35	1.55
July 31	1.99	1.65
October 31	1.80	1.64

2006
January 31	2.25	1.60
April 30	3.93	2.10
July 31	2.50	1.73
October 31	1.93	1.19

2007
January 31	1.40	.44
April 30.53		.35
July 31.61		.50
October 31.58		.37

2008
January 31.55	.26
April 30.37	.29
July 31.31	.21
October 31.25	.04

Holders

As of October 29, 2008, Magnus had at least 223 shareholders of record.

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

On February 1, 2008, the Company issued an aggregate of 3,341,184 units (each a “Unit”) for an aggregate of US$840,000 or CAD$836,416 (at a price of CAD$0.25 per Unit). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at CAD$0.50 per warrant share until two years from the date of issuance of the warrants.  The Company paid $35,000 in cash and issued 115,350 shares of common stock to a consultant as a finder’s fee in connection with the issuance of Units.

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

On August 14, 2008, the Company issued an aggregate of 400,000 units (each a “Unit”) for an aggregate of CAD $100,000 or (at a price of CAD$0.25 per Unit). Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at CAD$0.50 per warrant share until two years from the date of issuance of the warrants.  The Company paid $10,000 in cash to a consultant as a finder’s fee in connection with the issuance of Units.

The funds received from the investors mentioned above have been and will be used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

ITEM 6.  SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004	2003

Loss from Continuing Operations	2,871,756	3,334,437	6,976,433	2,051,850	1,737,327	35,282
Loss from Continuing Operations per share	0.06	0.08	0.20	0.08	0.08	0.00
Total Assets	340,935	654,979	1,251,451	2,233,599	838,169	23

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2008, and the related notes thereto.

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

Outlook

At July 31, 2008, the price of gold was $911.20 per ounce compared to $663.60 at July 31, 2007, representing an increase of approximately 37.3%. Similarly, the value of copper and the value of silver both increased during the same period.  If this trend were to continue, the properties that are owned and controlled by the Company which contain mineralized material could gain in value. However, gold and other commodities prices have recently decreased, and future prices are uncertain. On November 6, 2008, the price of gold was $732.10 per ounce.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices and successful financing, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $1,946,157 at July 31, 2008.

Total cash requirements stipulated under the Company’s Mashonga Agreement is $4,650,000.  Under the Mashonga Agreement, Magnus has the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making US$4,000,000 in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  To July 31, 2008, Magnus had made $40,000 in cash payments and $181,489 in exploration expenditures on the Mashonga Property.

Total cash requirements stipulated under the Company’s Ibanda Agreement is $2,000,000. Under the Ibanda Agreement, Magnus has the right to earn an 80% interest in the Ibanda Property by making aggregate exploration expenditures of $2,000,000 by May 1, 2013. To July 31, 2008, Magnus had made $8,483 in exploration expenditures on the Ibanda Property.

It is the Company’s intention to attempt to re-negotiate the Mashonga and Ibanda agreements to reduce the financial obligations relating to each one. If this cannot be accomplished and the Company cannot find third parties to reduce some of its obligations then the Company may relinquish its interests in these joint ventures.

Beyond the payments that are due to the Company from the sale of Long Teng, the Company will need to raise additional funds through private placements in order to meet its future investment requirements in the above properties. While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company's consolidated net loss for the current fiscal year was $1,618,022 or $0.03 per share compared to the previous year’s consolidated net loss of $4,502,428 or $0.11 per share. The net loss in the year ended July 31, 2006 was $9,401,834, or $0.27 per share.  The largest expense in 2008 was related to the cost of exploration of the properties in Uganda (see “Property Agreements”). The second largest expense in 2008 was related.to stock option-based compensation.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

The Company is committed to make total cash payments and exploration expenditures of $4,650,000 under the Mashonga Agreement (of which $221,489 was paid by July 31, 2008) and $2,000,000 under the Ibanda Agreement (of which $8,483 was paid by July 31, 2008).

Exploration expenses totaled $997,543 in 2008, including geological expenses, exploration licenses and expenses included in the loss from operations of components held for sale. The decrease from the total of $1,645,479 in 2007 and $3,251,792 in 2006  is due to the decrease in exploration activity at the properties in China, partly offset by exploration expenses incurred on the African projects since the acquisition of African Mineral Fields.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $381,687 in the current fiscal year compared to $246,772 in 2007 and $2,808,692 in 2006.  The increase over 2007 is due to increased office activity with AMF being part of Magnus for a full year in 2008, and needing to raise capital during a time of tight stock market conditions.  Included in these costs are travel expenses for executives and geologists to China and Uganda, travel to various conferences, and other miscellaneous office expenses.

Registration payment arrangements

See Part II, Item 5 above, and Note 9 to the financial statements included herein for details on the registration payment arrangements.

Stock-based compensation

Stock-based compensation expenses of $528,266 increased from $411,546 in 2007 and decreased from the total of $1,068,142 in 2006. The decrease from 2006 is due to options granted in 2004 becoming fully vested prior to 2007, to expiry of options on termination of grantees, and to options granted to an investor relations firm in 2006 with immediate vesting, which did not recur in 2007 or 2008. The increase from 2007 is due to the effect of re-pricing options in 2008.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $2,419,648 in the current fiscal year compared to cash uses of $2,614,207 in the previous year and $7,785,499 in 2006.   The decrease form 2007 is insignificant the decrease form 2006 is attributable to exploration being slowed down on the mineral properties in China since 2006.

Financing Activities

The Company received cash from financing activities of $1,354,767 in the current fiscal year compared to $2,756,377 in the previous year and $6,673,919 in 2006. The decrease is attributable to the China projects being relatively new, conmbined with a booming world economy in 2006 with the result that the Company was able to raise financing more easily in 2006.

Liquidity and Capital Resources

At July 31, 2008, the Company's total assets were $340,935 as compared to $654,979 the previous year. Long-term liabilities as of July 31, 2008 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $1,946,157 at July 31, 2008.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, investor relations and operations (including financial commitments with respect to the properties in Uganda, as described above).

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $21,031,103 as of July 31, 2008.  As of July 31, 2008, the Company had a total of $177,093 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its direct and indirect wholly-owned subsidiaries.  All significant inter-company balances and transactions are eliminated. The statement of operations includes the results of operations for AMF since May 1, 2007, the date of acquisition, as well as the results of Western Mining and Long Teng up to the dates of disposition of those companies.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at July 31, 2008, the Company did not have proven or probable reserves.

Transactions with Related Parties / Subsequent Events

As of 31 October 2008, Magnus has eliminated its Vancouver office and reduced its Vancouver staffing to two. It is Company’s intention to keep them on a full-time basis until the 31 December 2008, after which it is anticipated that they would move to a consulting basis. Associated office overheads and staffing will therefore be significantly reduced.

We are also in the process of finding a smaller office in Uganda and have reduced our full-time staff to one administrator/accountant and one housekeeper. We can use former full-time staff on a consulting basis when needed.

Our office lease in China expires on the 31 March 2009 and after it expires we will no longer have a China office. It is anticipated that one or two staff members will remain on the payroll in China until we are fully paid for the sale of Long Teng. It is expected that Magnus will collect all monies due to the Company prior to the end of March 2008 and that the China office will be closed prior to the end of the office lease.

We intend to reduce the total budget for Magnus for the year down to about US $600,000 of costs (that are not currently loans or payables) for the coming year. Thus costs will be reduced by a very significant amount.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On November 5, 2008, the exchange rate was UGX 1,850.5 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On November 5, 2008, the exchange rate was RMB 1 = US $0.1464.

Interest Rate

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
(An exploration stage company)

We have audited the accompanying consolidated balance sheet of Magnus International Resources Inc. (an exploration stage company) as of July 31, 2008 and July 31, 2007, the related consolidated statements of stockholders’ equity (deficit), operations and cash flows for the years ended July 31, 2008 and July 31, 2007 and for the period from August 1, 2002 (re-entered into exploration stage on June 2, 2003 described in Note 2) to July 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of July 31, 2005 and for the cumulative period from August 1, 2002 to July 31, 2005 were audited by other auditors whose reports dated October 31, 2003, October 15, 2004 and November 15, 2005 expressed unqualified opinions on those statements.  The financial statements for the period from August 1, 2002 to July 31, 2005 include total revenues and net loss of $nil and $5,585,963 since inception ($77,143 before re-entering into exploration stage and $5,508,820 after re-entering into exploration stage), respectively.  Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period August 1, 2002 (re-entered into exploration stage on June 2, 2003) to July 31, 2008, insofar as it relates to amounts for prior periods through July 31, 2005 is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2008 and July 31, 2007 and the results of its operations and its cash flows for the years ended July 31, 2008 and July 31, 2007, and for the cumulative period from August 1, 2002 (re-entered into exploration stage on June 2, 2003) to July 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations since inception , a cash deficiency, a working capital deficiency and has a shareholder deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

November 13, 2008

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$177,093	$433,569
Prepaid expenses and other	63,842	86,800
Proceeds of disposition receivable net of reserve (Note 3)	100,000	-
Total current assets	340,935	520,369

Fixed assets (Note 4)	-	134,610
Investment in Joint Ventures (Note 5)	-	-
Mineral Property Licenses (Note 5)	-	-

Total assets	$340,935	$654,979

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Demand loan payable (Note 6)	$30,715	$-
Accounts payable including related party payable of $83,312 (July 31, 2007 - $25,029) (Note 11)	376,285	231,539
Accrued liabilities including related party liabilities of $87,381 (July 31, 2007 - $67,672) (Note 11)	236,024	356,638
Liabilities for registration payments (Note 9)	182,000	440,000
Liabilities of components held for sale (Note 5)	-	602,239
Loans from shareholders (Note 7)	1,462,069	1,057,485
Total current liabilities	2,287,093	2,687,901

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 5, 7, 9, 11, 12, 13 and 15)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 9)
Authorized 100,000,000 shares at par value of $0.001 each issued and outstanding 54,070,740 (2007 - 49,541,490)	54,071	49,542
Preferred stock (Note 10) without liquidation preference
Authorized 1,000,000 shares at par value of $0.001 each issued and outstanding:
0 Series "A" (2007 - 100,000)	-	100
200,000 Series "B"	200	200
Subscriptions received	100,000	165,000
Common stock to be issued	-	537,620
Additional paid-in capital	19,046,586	16,757,613
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(21,031,104)	(19,413,082)
Accumulated other comprehensive income (loss)	(38,768)	(52,772)
Total stockholders' (deficit)	(1,946,158)	(2,032,922)

Total liabilities and stockholders' (deficit)	$340,935	$654,979

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

				Exploration stage
	Years Ended July 31			through July 31,
	2008	2007	2006	2008

EXPENSES
Consulting	$325,222	$345,548	1,022,398	$2,610,216
Finder fees	-	-	-	674,375
Investor relations	30,461	37,798	1,728,729	1,821,765
Legal and professional fees	173,018	307,367	374,253	1,145,343
Exploration licenses	105,101	67,515	745,277	917,893
Geological expenses	892,442	603,313	367,979	1,863,734
Amortization	53,997	47,823	31,780	159,881
Salaries and benefits	206,475	310,541	246,302	1,002,003
Stock-based compensation (Note 12)	528,266	411,546	1,068,142	2,857,309
Registration payment arrangements (Note 9)	14,000	440,000	-	454,000
Travel	108,343	188,696	379,539	987,247
Write-down of abandoned assets (Note 5)	83,204	-	-	83,204
Write-down of impaired assets	-	365,316	-	365,316
Other administrative expenses	351,226	208,974	1,012,034	2,029,517
Total expenses	2,871,755	3,334,437	6,976,433	16,971,803

Net (loss) from continuing operations	(2,871,755)	(3,334,437)	(6,976,433)	(16,971,803)

Gain on sales of subsidiaries (Note 5)	3,582,801	-	-	3,582,801
Bad debt related to proceeds of sale of subsidiaries (Note 5)	(2,240,800)	-	-	(2,240,800)
Loss from operations of components held for sale (Note 5)	(88,268)	(1,167,991)	(2,425,401)	(5,401,302)

Net (loss) for the year	(1,618,022)	(4,502,428)	(9,401,834)	(21,031,104)

Other comprehensive income (loss)
Foreign currency translation	14,004	(38,069)	(14,703)	(38,768)

Comprehensive (loss)	$(1,604,018)	$(4,540,497)	(9,416,537)	$(21,069,872)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$(0.06)	$(0.08)	(0.20)
Loss from operations of components held for sale	$(0.00)	$(0.03)	(0.07)
Net (loss) for the year	$(0.03)	$(0.11)	(0.27)

Weighted average number of common stock outstanding	51,930,143	42,073,618	34,808,816

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

				Exploration stage
	Years Ended July 31			through July 31,
	2008	2007	2006	2008

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(1,618,022)	$(4,502,428)	(9,401,834)	$(21,031,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	528,266	411,546	1,068,142	2,857,309
Stock issued / allotted for services and licenses	147,547	-	255,000	1,516,547
Amortization of fixed assets	53,997	100,991	77,980	259,249
Imputed interest on loans from shareholders	78,072	29,322	-	107,394
Loss on dispositions and writedowns of fixed assets	83,204	345,203	3,300	431,707
Gain on disposition of subsidiaries, net of bad debt	(1,342,001)			(1,342,001)
Net change in operating assets and liabilities:
Prepaid expenses and other	22,958	(20,019)	54,939	(49,328)
Deposit receivable	-	250,000	(250,000)	-
Assets of component held for sale	-	39,194	(30,354)	-
Accounts payable and accrued liabilities	24,847	70,323	293,221	447,903
Liabilities for registration payments	14,000	440,000	-	454,000
Liabilities of component held for sale	(412,517)	221,661	144,107	189,721
Net cash and cash equivalent from (used in) operating activities	(2,419,649)	(2,614,207)	(7,785,499)	(16,158,603)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	781,242	-	-	781,242
Cash included in acquisition of African Mineral Fields Inc.	-	282	-	282
Purchase of capital assets	(2,591)	(68,990)	(287,077)	(670,321)
Net cash and cash equivalent from (used in) investing activities	778,651	(68,708)	(287,077)	111,203

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100	100
Demand loan received	30,000	-	-	30,000
Options exercised	-	-	573,000	573,000
Warrants exercised	-	-	2,969,332	3,589,332
Subscriptions received	765,000	2,265,000	3,242,325	11,135,384
Finders' fees paid in respect of private placements	(44,817)	(221,200)	-	(376,855)
Loans from shareholders	604,584	712,577	(110,838)	1,317,161
Net cash and cash equivalent from financing activities	1,354,767	2,756,377	6,673,919	16,268,122

Effect of exchange rate changes on cash	29,755	(54,588)	(18,819)	(43,652)

Increase in cash and cash equivalent	(256,476)	18,874	(1,417,476)	177,070

Cash and cash equivalent, beginning of period	433,569	414,695	1,832,171	23

Cash and cash equivalent, end of period	$177,093	$433,569	414,695	$177,093

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2005	30,500,018	$30,500	$-	$1,114,650	$-	$690,000	$-	$5,688,430	$(5,508,820)	$(77,143)	$1,937,617

Share subscriptions received	-	-	-	3,242,325	-	-	-	-	-	-	3,242,325
Shares allotted as finders' fees	-	-	-	-	-	287,820	-	(287,820)	-	-	-
Finders' fee paid in cash	-	-	-	-	-	-	-	(110,838)	-	-	(110,838)
Finders' fee shares issued	200,000	200	-	-	-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	-	1,068,142	-	-	1,068,142
Shares issued pursuant to subscriptions	3,456,550	3,456	-	(3,871,975)	-	-	-	3,868,519	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	2,969,332	-	-	-	-	-	-	2,969,332
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	5,175,372	5,176	-	(6,148,983)	-	-	-	6,143,807	-	-	-
Shares issued pursuant to exercise of Options	1,146,000	1,146	-	-	-	-	-	571,854	-	-	573,000
Shares issued pursuant to agreement	285,714	286		-	-	(500,000)	-	499,714	-	-	-
Preferred stock subscribed and issued	-	-	100	-	-	-	-	-	-	-	100
Net loss for the year	-	-	-	-	-	-	(14,703)	-	(9,401,834)	-	(9,416,537)

Balance July 31, 2006	40,763,654	$40,764	$100	$150,000	$(2,844,651)	$542,820	$(14,703)	$17,631,608	$(14,910,654)	$(77,143)	$518,141

Share subscriptions received	-	-	-	2,265,000	-	-	-	-	-	-	2,265,000
Reversal of allottment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fee paid or payable in cash	-	-	-	-	-	-	-	(221,200)	-	-	(221,200)
Stock-based compensation	-	-	-	-	-	-	-	411,546	-	-	411,546
Shares issued pursuant to subscriptions	5,100,000	5,100	-	(2,250,000)	-	-	-	2,244,900	-	-	-
Shares issued pursuant to acquisition of African Mineral Fields Inc.	6,000,000	6,000	200	-	-	-	-	(501,434)	-	-	(495,234)

Shares issued for promissory notes cancelled	(2,322,164)	(2,322)	-	-	2,844,651	-	-	(2,842,329)	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	29,322	-	-	29,322
Net loss for the year	-	-	-	-	-	-	(38,069)	-	(4,502,428)	-	(4,540,497)

Balance July 31, 2007	49,541,490	$49,542	$300	$165,000	$-	$537,620	$(52,772)	$16,757,613	$(19,413,082)	$(77,143)	$(2,032,922)

Share subscriptions received	-	-	-	765,000	-	-	-	-	-	-	765,000
Share subscriptions received in conversion of shareholder's loan	-	-	-	200,000	-	-	-	-	-	-	200,000
Shares cancelled pursuant to agreement for disposition of subsidiaries	(285,714)	(286)	-	-	-	-	-	-	-	-	(286)
Reversal of share allotment pursuant to agreement for disposition of subsidiaries	-	-	-	-	-	(255,000)	-	-	-	-	(255,000)
Shares issued pursuant to subscriptions	3,806,184	3,806	-	(1,030,000)	-	-	-	1,026,194	-	-	-
Cancellation of Series "A" preferred shares	-	-	(100)	-	-	-	-	100	-	-	-
Shares issued in settlement of registration payment liability	272,000	272	-	-	-	-	-	271,728	-	-	272,000
Shares issued for past and current services	365,625	366	-	-	-	-	-	145,181	-	-	145,547
Shares issued as finders' fees	371,155	371	-	-	-	(282,620)	-	284,249	-	-	2,000
Finders' fees paid in cash	-	-	-	-	-	-	-	(44,817)	-	-	(44,817)
Stock-based compensation	-	-	-	-	-	-	-	528,266	-	-	528,266
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	78,072	-	-	78,072
Net income for the period	-	-	-	-	-	-	14,004	-	(1,618,022)	-	(1,604,018)

Balance July 31, 2008	54,070,740	$54,071	$200	$100,000	$-	$-	$(38,768)	$19,046,586	$(21,031,104)	$(77,143)	$(1,946,158)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 5).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2008.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of July 31, 2008.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). On July 10, 2008 Chinese government approval of the sale was received. See also Notes 3 and 5.

The Company owns 100% of Golden River Resources Corp. (“Golden River”). Golden River was participating in a co-operative joint venture in China until December, 2007. Under the joint venture, Golden River acquired a 90% interest in the sino-foreign joint venture company Yunnan Western Mining Ltd. (“Western Mining”) by making capital contributions on the schedule required by the joint venture agreement. On November 15,

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

2007 the Company entered an amending agreement (replacing an agreement entered on May 12, 2007) to sell its 90% interest in Western Mining to the joint venture partner in consideration for the remaining 10% of Long Teng that the Company did not already own. On May 30, 2008 the Company entered a final amending agreement to finalize the terms of the transfer, as more fully described in Note 5. The registered ownership of Western Mining was transferred to the former joint venture partner in December 2007 in reliance on the amending agreement.

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

Through the acquisition of AMF, the Company acquired a 100% interest in two gold projects, Lugazi and Mubende, and an exclusive option to acquire 100% interest in a further two gold properties, Mwerusandu and Mitoma (later reduced to a purchase of the licenses), in Uganda. See Note 5.

In the year ended July 31, 2008 AMF incorporated two subsidiary companies, African Mineral Fields Limited (“AMF Ltd.”) and AB Mining Ltd. (“ABM”), under the laws of Uganda for the purpose of holding legal interest in exploration licenses in Uganda. The Uganda subsidiaries have no operations of their own.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Golden River, Gravity Marketing, Magnus BVI and Magnus HK, AMF and the two Ugandan subsidiaries.  All significant inter-company balances and transactions are eliminated. The statement of operations presented for 2007 includes the results of operations for AMF since May 1, 2007, the date of acquisition. The statements of operations include the results of operations for Western Mining and Long Teng until the effective dates of the sales of those subsidiaries.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2008 and 2007, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at July 31, 2008, the Company did not have proven or probable reserves.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at July 31, 2008 the company has no asset retirement obligations.

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
July 31, 2008
(Expressed in US Dollars)

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

The operations of Long Teng and Western Mining are located in China, and they maintain their accounting records in Chinese Renminbi Yuan (“RMB”). The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.    Actual results could differ from those estimates.

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended July 31, 2008, 2007 and 2006 because common stock equivalents consisting of options to acquire 3,315,000 (2007 - 4,291,500, 2006 – 4,935,000) shares of common stock and warrants to acquire 5,713,141 (2007 - 3,974,874, 2006 –1,524,874) shares of common stock that are outstanding at July 31, 2008 are anti-dilutive, however, they may be dilutive in future.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities at July 31, 2008 and 2007, reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Concentrations

The Company uses one supplier to supply the exploration licenses and the manpower and the majority of the technical expertise for the minerals exploration for the Company’s projects in Uganda.

The Company holds cash in bank accounts that are not insured against financial institution failure due to holding US currency in Canada and holding US and Chinese currency in China.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at July 31, 2007, the Company designated all its long-lived assets in China as held for sale, and wrote down its assets in China to $nil.  As at July 31, 2008, the Company wrote down all its long-lived assets in Canada and Uganda to $nil due to impairment analysis.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measures. This statement defines and establishes a framework for determining fair value and expands disclosures about fair value measurements. This standard does not require new fair value measurements, but does define fair value for implementation of other standards that permit or require fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007. This statement is not expected to have a significant impact on future financial statements of the Company.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has applied the provisions of EITF 00-19-2 in determining the accounting for registration payment arrangements entered into by the Company in May 2007 and August 2007, as further described in Note 9.

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

There were various other accounting standards and interpretations issued during 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $21,031,104 as of July 31, 2008.  As of July 31, 2008, the Company had a total of $177,093 in cash and cash equivalents and a working capital deficiency, however this amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to collect the proceeds of disposition of the Company’s former Chinese subsidiaries, obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company is in the process of exploring and evaluating its mineral properties and projects in Uganda and has not yet determined whether these properties contain economically recoverable ore reserves.  The underlying value of the mineral properties is entirely dependent on the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $100,000 consist of $2,340,800 receivable in respect of the sale of Long Teng Mining (See Notes 1 and 5), carried net of a reserve for uncollectible amounts of $2,240,800.

4. FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2008	July 31, 2007

Computer equipment	$-	$47,055
Computer software	-	49,748
Field equipment	-	-
Leasehold improvements	-	40,758
Office furniture and equipment	-	78,494
Vehicles	-	-

	-	216,055
Less: Accumulated depreciation	-	81,445

	$-	$134,610

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

The Company has recognized a loss of $83,204 for the abandonment of all of its fixed assets in the Vancouver office equal to the net book value of fixed assets in the amount of $83,204.

5. MINERAL PROPERTIES AND JOINT VENTURES

To July 31, 2008, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China.

Yunnan Long Teng Mining Ltd.

On July 6, 2004, the Company entered into a formal Cooperative Joint Venture Contract (“JV Agreement”) with Geology Brigade 209 of the Nuclear Industry of Yunnan Province of China ("Team 209") to form a new joint venture company called Yunnan Long Teng Mining Ltd. (“Long Teng”), a Chinese corporation.  Long Teng was to carry out mineral exploration and development in Luquan county, Yunnan province and Huidong county, Sichuan province, China.  Under the terms of the JV Agreement, the Company was to contribute $5,000,000 as an equity investment into Long Teng over the next four (4) years and Team 209 will transferred certain gold and copper exploration licenses to Long Teng in return for US$678,513 (RMB5,500,000) and a 10% interest in Long Teng.  Upon initial capital contributions by the Company and the transfer of the exploration licenses by Team 209, the Company owned a 90% interest in Long Teng.  Subject to certain conditions precedent being satisfied, the Company was required to contribute $5,000,000 as follows:

•	not less than $460,000 within three months after the issuance of the business license;
•	$1,000,000 within twenty-four months after the issuance of the business license;
•	$1,550,000 within thirty-six months after the issuance of the business license; and
•	an additional $1,990,000 within forty-eight months after the issuance of the business license, if required, based on the results of the exploration by Long Teng.

If further funding is required for carrying out more exploration and development activities, the Company was responsible for providing such funding.  Team 209 would remain a 10% owner of Long Teng.

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
July 31, 2008
(Expressed in US Dollars)

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

The Company contributed $3,509,969 to Long Teng by July 31, 2007, and therefore met the contribution obligations required to be made by the third anniversary of the business license issuance, September 29, 2007.

On May 28, 2008, the Company executed an agreement under which it agreed to sell its interest in the Huidong Property. Under the agreement, the Company was to receive: RMB 7,000,000  (approximately US$1,024,100) within seven days of the execution of the agreement; a further RMB 7,000,000 within seven days of the successful renewal of the exploration license underlying the Huidong Property; a further RMB 4,900,000 (approximately US$716,900) within seven days of the transfer of Magnus’ interest to the purchaser; and a further RMB 2,100,000 (approximately US$307,200) within seven days of the transfer of the 10% interest the Company was in process of acquiring from Team 209.  Furthermore, the Company retains a 3% Net Smelter Royalty on any materials produced from the Huidong Property.  To date, the Company has received the first payment of RMB 7,000,000 from the purchaser into the Company’s bank account in China. The registered ownership of Long Teng was transferred to the purchaser on June 14, 2008. The exploration license was renewed on September 11 , 2008. As at the date of completion of these financial statements, none of the remaining RMB 14,000,000 has been paid. The Company has recorded a reserve for the full amount of this receivable. See also Note 3.  Of the first RMB 7,000,000, RMB 4,500,000 (approximately $658,000) was collected on the Company’s behalf by an intermediary for exchange and transmission to the company’s office in Canada. To July 31, 2008, RMB 2,500,000 (approximately $366,000) has been successfully remitted to Canada and another RMB 640,200 (approximately $ 100,000) was remitted on September 9, 2008. The remainder of the transmission has not been accomplished and the corresponding receivable has been reserved. See also Note 3.

On May 30.2008, the Company completed the acquisition of the remaining 10% of Long Teng from the joint venture partner on the terms described below under “Yunnan Western Mining Ltd.”

The Company had classified Long Teng as a component held for sale in the financial statements for 2007 due to the impending Modification Agreement. and had written off the fixed assets of both joint venture companies, as well as recognizing a RMB 1,000,000 (approximately $US 146,000) liability to the former joint venture partner under the Modification Agreement. The Company has recognized a gain on disposition of Long Teng in the amount of

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

$3,533,000 due to the proceeds received for sale of Long Teng and due to receiving credit for the transfer of some assets previously written off and due to reduction of the liability to the former joint venture partner pursuant to the amending agreements to the original Modification Agreement.

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
July 31, 2008
(Expressed in US Dollars)

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

On November 15, 2007 the Company entered an amending agreement (replacing a Modification Agreement entered on May 12, 2007) to sell its 90% interest in Western Mining to the joint venture partner in consideration for the remaining 10% of Long Teng that the Company did not already own. On May 30, 2008 the Company entered a final amending agreement to finalize the terms of the transfer. Under the final terms:

•	the former joint venture partner obtained the majority of the fixed assets of Long Teng,
•	the Company was responsible for all the liabilities of both joint venture companies less RMB 900,000 (approximately $132,000) credit given for fixed assets kept by the former joint venture partner,
•	the Company paid RMB 500,000 (approximately $73,000) cash to the former joint venture partner,
•	the former joint venture partner surrendered for cancellation 285,714 shares of the Company, and
•	the former joint venture partner surrendered the rights to 150,000 unissued shares the Company had previously allotted as consideration for exploration rights for Western Mining.

The registered ownership of Western Mining was transferred to the former joint venture partner in December 2007 in reliance on the amending agreement.

The Company had classified Western Mining as a component held for sale in the financial statements for 2007 due to the impending Modification Agreement. and had written off the fixed assets of both joint venture companies, as well as recognizing a RMB 1,000,000 (approximately $US 146,000) liability to the former joint venture partner under the Modification Agreement. The Company has recognized a gain on disposition of Western Mining in the amount of $49,801 due to receiving credit for the transfer of some assets previously written off and due to reduction of the liability to the former joint venture partner pursuant to the amended agreement.

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
July 31, 2008
(Expressed in US Dollars)

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

In order to exercise the option on the Mwerusandu licenses, AMF was required to pay $30,000 cash immediately and another $15,000 within three months, issue 500,000 shares to the Grantor and incur $2,000,000 on exploration of the licensed properties over three years.

During the year ended July 31, 2006 AMF paid the first $30,000 cash and issued the 500,000 shares to the Grantor. During the year ended July 31, 2007 AMF paid an additional $5,000 cash.

In order to exercise the option on the Mitoma licenses, AMF was required to pay $20,000 cash immediately and another $100,000 within 30 days, another $60,000 within three months and another $55,000 within six months, issue 500,000 shares to the Grantor and incur $2,000,000 on exploration of the licensed properties over three years. During the year ended July 31, 2006 AMF paid the first $120,000 cash and issued the 500,000 shares to the Grantor. During the year ended July 31, 2007 AMF paid an additional $50,000 cash.

On September 1, 2006 the Company entered into an agreement to acquire one exploration license in Uganda (the “Lugazi license”) from the Grantor for consideration consisting of $25,000 cash, 250,000 shares with an agreed issue

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

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

On September 17, 2007 the Company completed the incorporation of a 100%-owned subsidiary under the laws of Uganda named African Mineral Fields Limited (“AMF Ltd.”) and approved the transfer of exploration licenses and options on exploration licenses to the new subsidiary.

On November 8, 2007, AMF entered into a license transfer agreement (the “License Transfer Agreement”) with the Grantor under which the Grantor agreed to transfer 100% of the right, title and interest to the licenses comprising the Mwerusandu Property and the Mitoma Property to AMF Ltd. for consideration already paid under the option agreements.  The Ugandan Department of Geological Survey and Mines ratified the transfer of the licenses on December 20, 2007, and accordingly AMF Ltd. now holds a 100% interest in the Mwerusandu Property and Mitoma properties. The Grantor is entitled to receive from AMF Ltd. a net smelter returns royalty on the Mwerusandu and Mitoma properties on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR is being paid.

In addition to the Mwerusandu licenses transferred to AMF Ltd. under the License Transfer Agreement, AMF Ltd. received an additional exploration license covering 147.63 sq. km.  During the year three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property is now comprised of four exploration licenses covering 175.43 sq. km.

In the year ended July 31, 2008, AMF has received two additional exploration license on the Mitoma property covering 159.49 sq. km.  During the year, four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is now comprised of seven exploration licenses covering 359.49 sq. km.

In the year ended July 31, 2008, AMF has received an additional exploration license on the Mubende property covering 71.20 sq. km., so that the Mubende Property is now comprised of three exploration licenses covering 851.20 sq. km.

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
July 31, 2008
(Expressed in US Dollars)

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

As at July 31, 2008, AMF has paid the first payment of $40,000 under the agreement and incurred $310,136 on exploration of the Mashonga Property. The remaining cash payments required to exercise the option under the Mashonga Agreement are due as follows:

a) August 30, 2008 - $ 60,000,
b) August 30, 2009 - $ 75,000,
c) August 30, 2010 - $ 100,000,
d) August 30, 2011 - $ 125,000,
e) August 30, 2012 - $ 250,000.

On May 1, 2008, the Company entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, the Company has the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it makes and may earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon the Company earning an 80% interest in the Ibanda Property, the parties will form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted. To July 31, 2008 the Company has made exploration expenditures of $13,715 on the Ibanda property

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganada (the “Kigumba Property”) was granted to the Company. The Company plans to explore for uranium and gold across a 20km long uranium anomaly which was picked up by processing the data from the airborne geophysical survey which is being flown over 80% of Uganda. Since acquiring this licence, three additional licences totalling 1402.55 square kilometers were also acquired under the name of the Company’s indirect wholly-owned subsidiary, ABM.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired under the name of ABM.

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganada (the “Kidera Property”) was granted to the Company. The Company expects to explore for minerals such as tantalum and rare earth metals associated with a carbonatite complex, as well as diamonds associated with potential kimberlite pipes.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganada (the “Nyanga Property”) was granted to the Company. The tantalum potential at this project will be evaluated.

A summary of the licenses in Uganda covered by the above option agreements and license acquisitions is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental
EL 0005	Kabira	Mitoma	Bushenyi	March 22, 2010	40	UGX 400,000
EL 0018	Nyamulindira	Mwerusandu	Rubaare	March 22, 2010	8.7	UGX 87,000
EL 0019	Mwerusandu N	Mwerusandu	Rubaare	March 22, 2010	9.75	UGX 97,500
EL 0022	Mwerusandu W	Mwerusandu	Rubaare	April 21, 2010	9.35	UGX 93,500
EL 0023	Kahungye	Mitoma	Bushenyi	April 21, 2010	9.5	UGX 95,000
EL 0024	Rutaka	Mitoma	Bushenyi	April 21, 2010	7.5	UGX 75,000
EL 0025	Rugoma	Mitoma	Bushenyi	April 21, 2010	4.9	UGX 49,000
EL 0117	Kabira East	Mitoma	Kitaka	August 9, 2009	138.1	UGX 1,440,000
EL 0020	Lugazi	Lugazi	Jinja	April 21, 2010	128.52	UGX 1,285,200
EL 0116	Kiana Mine	Mwerusandu	Rubaare	August 9, 2009	147.6	UGX 1,470,000
EL 0122	Singo North	Mubende	Mubende	August 9, 2009	500	UGX 5,000,000
EL 0123	Singo South	Mubende	Mityana	August 9, 2009	280	UGX 3,050,000
EL 0167	Lugazi West	Lugazi	Mukono	May 16, 2009	321.3	UGX 3,213,000
EL 0187	Kabira North	Mitoma	Kitigata	May 8, 2010	82.2	UGX 822,000
EL 0188	Kabira West	Mitoma	Kabira	May 8, 2010	77.3	UGX 773,000
EL 0121	Mubende	Mubende	Mubende	June 22, 2009	71.2	UGX 712,000
EL 0196	Lugazi North	Lugazi	Mabira	August 5, 2010	371.76	UGX 3,717,600
EL 0199	Lugazi South	Lugazi	Grant Bay	July 24, 2010	328.15	UGX 3,281,500
EL 0200	Lugazi East	Lugazi	Jinja	August 5, 2010	337.96	UGX 3,379,600
EL 0308	Rubindi	Rubindi	Ibanda	May 11, 2011	291	UGX 2,910,000
EL 0309	Kidera	Kidera	Lake Kyoga	June 29, 2011	485	UGX 4,850,000
EL 0310	Kigumba	Kigumba	Masindi	May 11, 2011	363	UGX 3,630,000
EL 0328	Nyanga	Nyanga	Ntungamo	June 29, 2011	23.28	UGX 232,800
EL0059	Mashonga South	Mashonga	Lubare	Nov 22, 2011	383	UGX 3,830,000
EL0084	Mashonga North	Mashonga	Lubare	March 14, 2009	77.5	UGX 775,000
LL0229	Nyakazinga	Mashonga	Lubare	August 26, 2009	0.12	UGX 1,200
LL0230	Kibona	Mashonga	Lubare	August 26, 2009	0.12	UGX 1,200
LL0231	Kyamukubwa	Mashonga	Lubare	August 26, 2009	0.13	UGX 1,300
EL0198	Ibanda	Ibanda	Ibanda	October 4, 2010	332.7	UGX 3,327,000
					4,829.66	UGX 48,239,400
						$29,659

The remaining future payments and expenditures required for the Company to exercise the Mashonga option under the Mashonga Agreement and earn in the full 80% interest in the Ibanda property under the Ibanda Agreement are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

Date	Cash payments	Exploration expenditures
Mashonga Agreement
August 30, 2008	$60,000	$-
August 30, 2009	75,000	-
August 30, 2010	100,000	-
August 30, 2011	125,000	-
August 30, 2012	250,000	3,689,864
Ibanda Agreement
May 1, 2013	-	1,986,285

Total	$610,000	$5,676,149

6. DEMAND LOAN PAYABLE

The demand loan payable consists of principal of $30,000 plus accrued interest from the commencement of the loan on June 2, 2008. The loan bears interest at the rate of 15% per annum non-compounded. The loan is secured by a personal guarantee of the Company’s Chief Executive Officer.

7. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan of $50,000 is repayable on demand, the remainder have no stated terms of repayment. The Company has recognized imputed interest in the amount of $ 78,072 (2007 - $29,322) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

8. LEASES

The Company has the following commitments for leased office premises:

Vancouver, Canada - $9,572 per month until July 31, 2011. See also Note 15.
Entebbe Uganda - $1,550 per month until September 30, 2008 and on month to month basis thereafter. See also Note 15.
Kunming, China - $727 per month until March 31, 2009.

The Company is committed to payments of $C 9,063 (approximately $US 8,851 as at July 31, 2008) per year for the next four years for the lease of a photocopier.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

9. COMMON STOCK

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
July 31, 2008
(Expressed in US Dollars)

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

On July 11, 2008, the Company received $100,000 as a subscription for 400,000 units (each a “Unit”) at a price of Cdn$0.25 (approximately $US 0.25) per Unit. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at Cdn$0.50 per warrant share until two years from the date of issuance of the warrants. The 400,000 units have not yet been issued as at July 31, 2008. The Company accrued $9,717 ($Cdn 10,000) as a finder’s fee  at July 31, 2008 in connection with the issuance of Units.

Concurrent with the effective date of the final amending agreement for the transfer of the Company’s interest in Western Mining in return for the remaining 10% interest in Long Teng (see Note 5), the Company cancelled 285,714 common shares previously issued to the joint venture partner and cancelled the allotment of 150,000 common shares previously allotted for issue to the joint venture partner in consideration for licenses transferred to Western Mining.

Effective January 16, 2008, the Company amended the terms of an aggregate of 312,250 outstanding common share purchase warrants by: extending the term of the warrants from their original expiry date of January 16, 2008 to July 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75.  Furthermore, effective March 13, 2008, the Company:

•
amended the terms of 543,500 warrants by: extending the term of the warrants from their original expiry date of March 16, 2008 to September 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75;

•
amended the terms of 334,124 warrants by: extending the term of the warrants from their original expiry date of April 10, 2008 to October 10, 2009; and reducing the exercise price of the warrants from $2.40 to $0.75; and

•
amended the terms of 175,000 warrants by: extending the term of the warrants from their original expiry date of November 23, 2008 to May 23, 2010; and reducing the exercise price of the warrants from $2.00 to $0.75.

Warrants outstanding and exercisable as of July 31, 2007 are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

Exercise Price	Number of Warrants	Expiry Date

$0.75	312,250	07/16/2009
$0.75	543,500	09/16/2009
$0.75	334,124	10/10/2009
$0.75	175,000	05/23/2010
$0.80	2,375,000	05/02/2009
$0.80	181,250	08/28/2009
$0.80	12,500	09/13/2009
$1.00	20,000	11/06/2009
$0.80	31,250	12/18/2009
$0.50	1,728,267	02/01/2010
	5,713,141

10. PREFERRED STOCK

On October 15, 2007 the Chief Executive Officer of the Company surrendered for cancellation the 100,000 issued and outstanding Series “A” preferred shares and those shares were cancelled by the Company.

11. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the year ended July 31, 2007, the Company accrued $120,000 (2006 - $120,000) to the chief executive officer of the Company for consulting services rendered, $26,826 of which remained payable as at July 31, 2008 (2007 - $ 20,000).  The Company incurred $120,000  to a director of the Company (2007 - $35,079 paid to a former director) for geological consulting services rendered, $95,000 (2007 - $35,079) of which remains payable as at July 31, 2008.

The Company has an accrued liability of $23,581 to a relative of a director in respect of consulting fees rendered in 2006.

The Company issued 87,605 shares to relatives of directors as finders’ fees, which are included in the finders’ fees as more fully described in note 9.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
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
July 31, 2008
(Expressed in US Dollars)

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

 On May 28, 2008 the Company granted 50,000 options with exercise price of $0.50 to a consultant. 1/36 of the options will vest on the last day of each of the 36 months following the date of the grant. Any remaining unexercised options will expire on January 31, 2013.

A summary of the Company’s stock option activities is presented below:

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$

Options Outstanding, July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding, July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding, July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding, July 31, 2008	1,628,333	1,686,667	0.50	0.16

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of			Weighted		Expected
	Exercise Prices			Average Exercise		compensation cost for
	High	Low	Number	Price	Aggregate	non-vested awards
Vested at July 31,	$	$	of Shares	$	Intrinsic Value	$
2008 and earlier	0.5	0.5	2,471,056	0.5		-
2009	0.5	0.5	418,111	0.5		89,869
2010	0.5	0.5	320,000	0.5		70,883
2011	0.5	0.5	105,833	0.5		15,567
			3,315,000			176,319

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 2007	514,084	411,546	0.16
Non-vested options outstanding, July 31, 2008	843.944	176,319	0.21
Options vested in 2007	547,444	329,573	0.60

If not previously exercised or canceled, options outstanding at July 31, 2008 will expire as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	3,315,000	0.5

The fair values of the options granted November 1, 2007 were estimated at $0.35 per share, the fair values of the options granted January 31, 2008 were estimated at $0.14 per share, the fair values of the options re-priced and extended on January 31, 2008 were estimated at $0.14 per share and the fair values of the options granted May 28, 2008 were estimated at $0.13 per share. The fair values of the options granted in the year ended July 31, 2006 were estimated at values ranging from $0.18 per share to $1.08 per share. The fair values of the options granted in the years 2005 and 2004 were estimated at $1.05 per share and $0.47 per share, respectively. The valuations were performed using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	2008	2006	2005	2004

Volatility:	67 to 72%	53%	80%	256%
Risk-free interest rate:	2.43% to 3.23%	4.04%	3.13%	2.54%
Dividend yield:	--	--	--	--
Expected lives (years):	1 to 5	5	5	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the 2008, 2007 and 2006 years as reported due to implementation of SFAS 123R:

	2008	2007	2006

Net loss before effect of SFAS 123R	$(1,514,920)	$(4,343,110)	$(8,993,006)
Deduct: Total stock-based employee compensation expenses	(103,102)	(159,318)	(408,828)

Net loss as reported 2008, 2007 and 2006	$(1,618,022)	$(4,502,428)	$(9,401,834)

Loss per share:
Basic and diluted before effect of SFAS 123R	$(0.03)	$(0.10)	$(0.26)

Basic and diluted as reported 2008, 2007 and 2006	$(0.03)	$(0.11)	$(0.27)

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

13. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada), Chinese income taxes (to the extent of its operations in China) and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2008	2007	2006

Loss for the year	$(1,618,022)	$(4,502,428)	$(9,401,834)
Average statutory tax rate	35%	35%	35%

Expected income tax provision	$(566,308)	$(1,575,850)	$(3,290,642)
Impact of tax rate difference in foreign jurisdiction	24,294	51,264	65,529
Non-deductible stock-based compensation	184,893	144,041	373,850
Non-deductible imputed interest	27,325	10,263
Non-deductible registration payment arrangements	4,900	154,000	-
Non-deductible asset write-downs	29,121	120,554	-
Licenses acquired through stock allotment	-	-	84,150
Tax basis of deferred expenses in excess of book cost	(405,102)	413,172	997,078
Unrecognized tax losses	700,877	682,556	1,770,035

Income tax expense	$--	$--	$--

Significant components of deferred income tax assets are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008
(Expressed in US Dollars)

	2008	2007

Net operating losses carried forward in United States	$3,264,614	$2,856,808
Net operating losses carried forward in Uganda	293,071	113,503
Excess of tax basis over book cost of deferred expenses in China	1,407,630	1,812,732
Valuation allowance	(4,965,315)	(4,783,043)

Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of $9,328,000 for United States tax purposes and $2,224,000 for Ugandan tax purposes which will expire in 2028 if not utilized. No tax returns have been filed and all years are open for examination.

14. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

	July 31, 2008	July 31, 2007

Canada	$87,290	$441,619
Africa	41,263	--
China	212,382	213,360

Total	$340,935	$654,979

15. SUBSEQUENT EVENTS

On August 14, 2008, the Company issued 400,000 units (each a “Unit”) due to the closing of the Company’s private placement at $Cdn 0.25 per Unit for total proceeds of $100,000.

In August and September, 2008 the Company was granted four exploration licenses in Uganda through its subsidiary ABM.

On October 31, 2008 the Company vacated its office in Vancouver in an attempt to conserve cash until the proceeds of the disposition of the China subsidiaries is collected. In the meantime, staff and consultants perform their duties from their homes. The Company has negotiated a settlement of the lease obligation for a one-time payment of $Cdn 10,000 (approximately $9,766). This amount has been accrued in the accounts. The Company is also in the process of finding a smaller office in Uganda and has let go of most of the staff there. The Company may use former full-time staff on a consulting basis when needed.

 Supplementary Data

	Year Ended July 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,977,654	723,567	595,347	474,925
Net loss per share	0.08	0.03	0.03	0.02

	Year Ended July 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	3,171,367	2,927,231	2,666,007	637,229
Net loss per share	0.09	0.08	0.08	0.02

	Year Ended July 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,648,932	794,509	688,232	1,370,755
Net loss per share	0.02	0.02	0.02	0.03

	Year Ended July 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(561,148)	765,391	806,047	607,731
Net loss per share	(0.01)	0.01	0.02	0.01

Net income for the fourth quarter of 2008 includes gains of $1,342,001 on dispositions of subsidiaries in China. See Notes 1 and 5 to the finacial statements included herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of our operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of July 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

(1) We have not properly segregated duties as one individual initiates, authorizes, and completes all transactions. We have not implemented measures that would prevent the individual from overriding the internal control system. We do not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; and

(2) We have installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. We do not think that this control deficiency has resulted in deficient financial reporting because we have implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while we have identified certain material weaknesses in our system of internal control over financial reporting, we believe that we have taken reasonable steps to ascertain that the financial information contained in this Annual Report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(a)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Effective January 16, 2008, the Company amended the terms of an aggregate of 312,250 outstanding common share purchase warrants by: extending the term of the warrants from their original expiry date of January 16, 2008 to July 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75.  Furthermore, effective March 14, 2008, the Company:

•
amended the terms of 543,500 warrants by: extending the term of the warrants from their original expiry date of March 16, 2008 to September 16, 2009; and reducing the exercise price of the warrants from $2.00 to $0.75;

•
amended the terms of 334,124 warrants by: extending the term of the warrants from their original expiry date of April 10, 2008 to October 10, 2009; and reducing the exercise price of the warrants from $2.40 to $0.75; and

•
amended the terms of 175,000 warrants by: extending the term of the warrants from their original expiry date of November 23, 2008 to May 23, 2010; and reducing the exercise price of the warrants from $2.00 to $0.75.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

Name	Age	Offices Held

Graham Taylor	39	President, CEO, CFO, Secretary, Treasurer and Director

Steven (Sek Toh) Tan	72	Director

Gavin Conway	46	Director and VP Exploration

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended July 31, 2007, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

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

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Underlying Options /SARS	LTIP Payouts	All Other Compen- sation

Graham Taylor(1) President, CEO, CFO, Secretary, Treasurer and Director	2008 2007 2006 2005 2004	$120,000 $120,000 $120,000 $120,000 $90,000	None None None None None	None None None None None	None None None None None	None None None None 1,600,000(2)	None None None None None	None None None None None

Gavin Conway (3) Director and VP Exploration in Africa	2008 2007	$120,000 $120,000	None None	None None	None None	300,000 None	None None	None None

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

(3)  Mr. Gavin Conway was appointed Director of the Company on June 21, 2007 is the Company’s VP Exploration in Africa.  On November 1, 2007, he was issued 300,000 options, 141,663 of which have vested as of the date of this Annual Report and the remainder of which will vest evenly over 19 months.

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

No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2008.

Option/SAR Grants in Fiscal Year

The Company granted 300,000 options to a director and 150,000 options to a senior employee on November 1, 2007.  Of the 300,000 options, 141,633 have vested to date and the remainder will vest evenly over 19 months. Of the 150,000 options, 54,167 have vested to date and the remainder will vest evenly over 23 months. On January 31st, 2008 the Company granted 535,000 options to various employees and consultants which will vest evenly over 36 months. The Company also granted 50,000 options to a consultant on May 28, 2008 which will vest evenly over 36 months and on July 1, 2008 issued 50,000 options to an employee of which 8,334 vested immediately and the remainder will vest over 30 months.

See Note 12 to the financial statements included herein for discussion of particular option grants, duration and vesting periods, valuation methods and underlying assumptions used in making the valuation calculations, and for description of re-pricing of options in the year ended July 31, 2008.

The following table describes the stock options of the Company that are currently outstanding:

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End (#)	Value of Unexercised in the Money Options/SARs at FY-End ($)

Graham Taylor President, CEO and Director	800,000	$400,000	800,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable)

Michael Tan Consultant	None	None	687,000 (Exercisable) 25,000 (Unexercisable)	$0(Exercisable) $ 0 (Unexercisable)

Tracey Gabert Employee	None	None	120,833 (Exercisable) 104,167 (Unexercisable)	$ 0 (Exercisable) $ 0(Unexercisable)

Mike Shannon Consultant	16,000	$8,000	34,000 (Exercisable) 0 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Tom Stepp Consultant	None	None	24,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable)

Xiang Li Employee	None	None	32,111 (Exercisable) 7889 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Qin Minzhu Consultant	None	None	21,223 (Exercisable) 8,777 (Unexercisable)	$0 (Exercisable) $0(Unexercisable)

Jay Bassan Consultant	None	None	24,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable

Aida Leung Consultant	None	None	12,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable)

Nick Leung Consultant	None	None	12,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Patrick Cotter Consultant	None	None	12,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable

Steven Tan Director	None	None	75,000 (Exercisable)	$ 0(Exercisable) $ 0 (Unexercisable)

Doug Smith Consultant	None	None	27,500 (Exercisable) 2,500 (Unexercisable)	$0(Exercisable) $ 0 (Unexercisable)

Michael Raven Consultant	None	None	39,167 (Exercisable) 60,833 (Unexercisable	$0(Exercisable) $ 0(Unexercisable)

Hsien Loong Wong Consultant	None	None	55,000 (Exercisable) 5,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Wei Ming Chua Consultant	None	None	55,000 (Exercisable) 5,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Ruben S. Verzosa Consultant	None	None	88,889 (Exercisable) 11,111 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Leon Ma Consultant	None	None	60,000 (Exercisable) 40,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Rita Chou Consultant	None	None	50,000 (Exercisable) 10,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Elaine Xiong Employee	None	None	24,667 (Exercisable) 35,333 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Gavin Conway Director and VP Exploration in Africa	None	None	141,633 (Exercisable) 158,367 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Chris Picken Employee	None	None	54,167(Exercisable) 95,833 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Emmanuel Mwajombe Employee	None	None	8,333 (Exercisable) 41,667 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Minnie Chung Employee	None	None	10,000 (Exercisable) 50,000 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Leigh Clasby Employee	None	None	10,000 (Exercisable) 50,000 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Griffin Corporate Concepts Consultant	None	None	12,500 (Exercisable) 62,500 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Steve Massey Consultant	None	None	4,167 (Exercisable) 45,833 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

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

As of the date of this Annual Report, there are 54,756,454 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock (1)

Graham Taylor #3501-198 Aquarius Mews Vancouver, BC V6Z 2Y4	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	1,600,000 (2)	2.92%

Steven Tan 32-3088 Francis Road Richmond, BC V7C 5V9	Director	75,000 (3)	(*)

Excel Capital Corp. Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	8,066,666 (4)	14.73%

Emerson Capital Corp. Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	8,066,668 (5)	14.73%

Gavin Conway 30 NabWood Crescent Shipley, West Yorkshire United Kingdom BD184HX	Director and VP Exploration	458,300 (6)	(*)

All officers and directors as a group (3 persons)	18,266,632 (7)	33.36%

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
(3)     This figure includes 75,000 stock options which have already vested as of the date of this Annual Report.
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
(6)    This figure includes 141,633 stock options which are owned by Mr. Conway and which have vested as of the date of this Annual Report and 16,667 stock options which will vest within 60 days of the date of this Annual Report. Mr. Conway also holds 10,000 Series B Preferred Shares of Magnus.
(7)   This figure includes 800,000 shares which are directly owned by Graham Taylor, 800,000 stock options which are owned by Graham Taylor and which have vested as of the date off this Annual Report, 75,000 stock options which are owned by Steven Tan and which have vested or will vest within 60 days of the date of this Annual Report, 300,000 common shares and 158,300 stock options which have vested or will vest within 60 days of this Annual Report and which are owned by Gavin Conway, 8,066,666 common shares held by Excel Capital Corp. and 8,066,668 common shares held by Emerson Capital Corp.

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

As of the date of this Annual Report, the Company has 3,315,000 Stock Options and/or Incentive Stock Options outstanding. By action of the majority shareholders which occurred on May 4, 2004, the majority of the shareholders of the Company approved the Stock Option Plan and the Board of Directors is authorized, without further shareholder approval, to grant stock options from time to time to acquire up to an aggregate of 6,000,000 shares of the Company’s restricted common stock.

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

2008 – $ 54,250  – Schumacher & Associates Inc.
2007 – $118,700 – Schumacher & Associates Inc.
2006 – $ 85,600 – Schumacher & Associates Inc.
2005 – $ 77,942 – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – $ 13,710 – Moore Stephens Ellis Foster Ltd.
2003 – $ 16,203 – Miller & McCollom

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2008 – Nil – Schumacher & Associates Inc.
2007 – Nil – Schumacher & Associates Inc.
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

2008 – Nil – Schumacher & Associates Inc
2007 – Nil – Schumacher & Associates Inc.
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

2008 – Nil – Schumacher & Associates Inc
2007 – Nil – Schumacher & Associates Inc.
2006 – Nil – Schumacher and Associates Inc.
2005 – Nil – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2004 – Nil – Miller & McCollom
2003 – Nil – Miller & McCollom

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report:

Exhibit #
31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2008

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	November 13, 2008

/s/ Steven Tan Steven Tan	Director	November 13, 2008

/s/ Gavin Conway Gavin Conway	Director	November 13, 2008