Form 10-Q
period 2008-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2008-12-19
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to

Commission File Number 333-74992

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0351859
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Suite 115 – 280 Nelson Street Vancouver, BC, Canada	V6B 2E2
(Address of Principal Executive Offices)	(Zip Code)

1-888-888-1494 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:      Yes ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-K:     Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No ☒

State issuer’s revenues for its most recent fiscal year.  July 31, 2008: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of October 31, 2008, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $1,448,164.32.

Outstanding Common Stock: As of October 31, 2008, the Company had 54,470,740 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	October 31	July 31
	2008	2008

ASSETS

CURRENT ASSETS
Cash	$3,026	$177,093
Prepaid expenses and other	27,158	63,842
Proceeds of disposition receivable net of reserve (Note 3)	-	100,000
Total current assets	30,184	340,935

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$30,184	$340,935

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Demand loan payable (Note 5)	$21,599	$30,715
Accounts payable including related party payable of $204,370 (July 31, 2008 - $83,312) (Note 9)	592,983	376,285
Accrued liabilities including related party liabilities of $23,581 (July 31, 2008 - $97,831) (Note 9)	198,256	236,024
Liabilities for registration payments	182,000	182,000
Loans from shareholders (Note 6)	1,462,105	1,462,069
Total current liabilities	2,456,943	2,287,093

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 7, 8, 9, 10, 11 and 12)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2008 - 54,070,740)	54,471	54,071
Preferred stock without liquidation preference
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B"	200	200
Subscriptions received	-	100,000
Additional paid-in capital	19,261,588	19,046,586
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(21,627,792)	(21,031,104)
Accumulated other comprehensive income (loss)	(38,083)	(38,768)
Total stockholders' (deficit)	(2,426,759)	(1,946,158)

Total liabilities and stockholders' (deficit)	$30,184	$340,935

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management
			Exploration stage
	Three Months Ended October 31		through October 31,
	2008	2007	2008

EXPENSES
Consulting	$37,538	$76,512	$2,647,754
Finder fees	-	-	674,375
Investor relations	371	638	1,822,136
Legal and professional fees	11,878	34,858	1,157,221
Exploration licenses	3,561	42,316	921,454
Geological expenses	116,700	227,862	1,977,967
Amortization	-	14,497	159,881
Salaries and benefits	64,424	71,089	1,066,427
Stock-based compensation (Note 10)	92,798	65,893	2,950,107
Registration payment arrangements	-	14,000	454,000
Travel	2,865	25,915	990,112
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	1,331	365,316
Other administrative expenses	97,594	29,932	2,127,111
Total expenses	427,729	604,843	17,397,065

Net (loss) from continuing operations	(427,729)	(604,843)	(17,397,065)

Gain on sales of subsidiaries (Note 5)	-	-	3,582,801
Bad debt related to proceeds of sale of subsidiaries (Note 4)	-	-	(2,240,800)
Loss from discontinued operations and components held for sale (Note 4)	(168,959)	(2,888)	(5,572,728)

Net (loss) for the year	(596,688)	(607,731)	(21,627,792)

Other comprehensive income (loss)
Foreign currency translation	(685)	(3,837)	(39,453)

Comprehensive (loss)	$(597,373)	$(611,568)	$(21,667,245)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations and components held for sale (Note 4)	$(0.00)	$(0.00)
Net (loss) for the year	$(0.01)	$(0.01)

Weighted average number of common stock outstanding	54,409,870	49,806,707

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management
			Exploration stage
	Three Months Ended October 31		through October 31,
	2008	2007	2008
Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(596,688)	$(607,731)	$(21,627,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	92,798	65,893	2,950,107
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	14,497	259,249
Imputed interest on loans from shareholders	22,604	15,973	129,998
Loss on dispositions and writedowns of fixed assets	-	-	431,707
Gain on disposition of subsidiaries, net of bad debt	-	-	(1,342,001)
Net change in operating assets and liabilities:
Prepaid expenses and other	36,684	8,250	(12,644)
Accounts payable and accrued liabilities	179,814	24,625	627,717
Liabilities for registration payments	-	14,000	454,000
Liabilities of component held for sale	-	(54,013)	189,721
Net cash and cash equivalent from (used in) operating activities	(264,788)	(518,506)	(16,423,391)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	100,000	-	881,242
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	(2,150)	(670,321)
Net cash and cash equivalent from (used in) investing activities	100,000	(2,150)	211,203

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan	(10,000)	-	(10,000)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	25,000	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	9,718	279,000	1,326,879
Loans from shareholders	(9,682)	-	(9,682)
Net cash and cash equivalent from financing activities	(9,964)	304,000	16,258,158

Effect of exchange rate changes on cash	685	(3,836)	(42,967)

Increase in cash and cash equivalent	(174,067)	(220,492)	3,003

Cash and cash equivalent, beginning of period	177,093	433,569	23

Cash and cash equivalent, end of period	$3,026	$213,077	$3,026

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2008	54,070,740	$54,071	$200	$100,000	$-	$-	$(38,768)	$19,046,586	$(21,031,104)	$(77,143)	$(1,946,158)

Shares issued pursuant to subscriptions	400,000	400	-	(100,000)	-	-	-	99,600	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	92,798	-	-	92,798
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	22,604	-	-	22,604
Net income for the period	-	-	-	-	-	-	685	-	(596,688)	-	(596,003)
Balance October 31, 2008	54,470,740	$54,471	$200	$-	$-	$-	$(38,083)	$19,261,588	$(21,627,792)	$(77,143)	$(2,426,759)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements as of October 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2008 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $21,627,792 as of October 31, 2008.  As of October 31, 2008, the Company had a total of $3,026 in cash and cash equivalents and a working capital deficiency, however this amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to collect the proceeds of disposition of the Company’s former Chinese subsidiaries, obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

On October 31, 2008, in a cost-saving measure the Company terminated its office lease and moved its head office operations to the home of the Chief Executive Officer. Termination cost of four months’ rent were incurred and are recognized in the financial statements.

Subsequent to October 31, 2008, on December 9, 2008 the company gave notice of termination of the Mashonga Agreement and the Ibanda Agreement (see Note 4). Accordingly the Company’s obligations under those agreements ceased on that date.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2008 - $100,000) consist of $2,240,800 receivable in respect of the sale of Yunnan Long Teng Mining Ltd., carried net of a reserve for uncollectible amounts of $2,240,800. The Company collected $100,000 of the receivable in the three months ended October 31, 2008. See also Notes 4 and 13.

4. MINERAL PROPERTIES AND JOINT VENTURES

At October  31, 2008, the Company is involved in the following material agreements with respect to mineral properties and exploration licenses.

Yunnan Long Teng Mining Ltd.

On May 28, 2008, the Company executed an agreement under which it agreed to sell its interest in the Huidong Property through the sale of the Chinese subsidiary, Yunnan Long Teng Mining Ltd.. Under the agreement, the Company was to receive: RMB 7,000,000  (approximately US$1,024,100) within seven days of the execution of the agreement; a further RMB 7,000,000 within seven days of the successful renewal of the exploration license underlying the Huidong Property; a further RMB 4,900,000 (approximately US$716,900) within seven days of the transfer of Magnus’ interest to the purchaser; and a further RMB 2,100,000 (approximately US$307,200) within seven days of the transfer of the 10% interest the Company was in process of acquiring from Team 209.  Furthermore, the Company retains a 3% Net Smelter Royalty on any materials produced from the Huidong Property.  To October 31, 2008, the Company has received the first payment of RMB 7,000,000 from the purchaser into the Company’s bank account in China. The registered ownership of Long Teng was transferred to the purchaser on June 14, 2008. The exploration license was renewed on September 11, 2008. As at October 31, 2008, none of the remaining RMB 14,000,000 has been paid. The Company has recorded a reserve for the full amount of this receivable. See also Note 3. Subsequent to October 31, 2008, some amounts have been collected- see Note 12.  Of the first RMB 7,000,000, RMB 4,500,000 (approximately $658,000) was collected on the Company’s behalf by an intermediary for exchange and transmission to the company’s office in Canada. To October 31, 2008, RMB 3,140,200 (approximately $466,000) has been successfully remitted to Canada. The remainder of the transmission has not been accomplished and the corresponding receivable has been reserved. See also Notes 3 and 13.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

In the year ended July 31, 2008, AMF received two additional exploration license on the Mitoma property covering 159.49 sq. km, and four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is now comprised of seven exploration licenses covering 359.49 sq. km.

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

As at October 31, 2008, AMF has made payments of $70,000 under the agreement and incurred $436,370 on exploration of the Mashonga Property. The remaining cash payments required to exercise the option under the Mashonga Agreement are due as follows:

a)   August 30, 2008 - $ 30,000,
b)   August 30, 2009 - $ 75,000,
c)   August 30, 2010 - $ 100,000,
d)   August 30, 2011 - $ 125,000,
e)   August 30, 2012 - $ 250,000.

Subsequent to October 31, 2008, on December 9, 2008, the Company gave notice to the joint venture partners to terminate the Mashonga Agreement and abandon the Company’s interest in the Mashonga Property. The Company has no further liability under the Mashonga Agreement.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company has classified expenditures on the Mashonga Property as loss from discontinued operations in these financial statements.

On May 1, 2008, the Company entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, the Company has the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it makes and may earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon the Company earning an 80% interest in the Ibanda Property, the parties will form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted. To October 31, 2008 the Company has made exploration expenditures of $26,441 on the Ibanda property.

Subsequent to October 31, 2008, on December 9, 2008, the Company gave notice to Canmin-Gold Limited to terminate the Ibanda Agreement and abandon the Company’s interest in the Ibanda Property. The Company has no further liability under the Ibanda Agreement. The Company has classified expenditures on the Ibanda Property as loss from discontinued operations in these financial statements.

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

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company. The tantalum potential at this project will be evaluated.

In the three months ended October 31, 2008 the Company was granted four exploration licenses covering 1,831.55 square kilometers in Uganda through ABM.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

5. DEMAND LOAN PAYABLE

The demand loan payable consists of principal of $20,000 (July 31, 2008 - $30,000) plus accrued interest from the commencement of the loan on June 2, 2008. The loan bears interest at the rate of 15% per annum non-compounded. The loan is secured by a personal guarantee of the Company’s Chief Executive Officer.

6. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan of $50,000 is repayable on demand, the remainder have no stated terms of repayment. The Company has recognized imputed interest in the amount of $ 20,434 in the three months ended October 31, 2008 (2007 - $15,973) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

7. LEASES

The Company has the following commitments for leased office premises:

Entebbe Uganda - $1,550 per month on month to month basis.
Kunming, China - $727 per month until March 31, 2009.

The Company is committed to payments of $C 9,063 (approximately $US 8,851 as at July 31, 2008) per year for the next four years for the lease of a photocopier.

8. COMMON STOCK

On August 14, 2008, the Company issued 400,000 units (each a “Unit”) at a price of Cdn $0.25 (approximately $US 0.25 at date of subscription) per Unit pursuant to subscriptions received in the year ended July 31, 2008. Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at Cdn$0.50 per warrant share until two years from the date of issuance of the warrants.

Warrants outstanding and exercisable as of October 31, 2008 are as follows:

Exercise Price	Number of Warrants	Expiry Date
$0.75	312,250	07/16/2009
$0.75	543,500	09/16/2009
$0.75	334,124	10/10/2009
$0.75	175,000	05/23/2010
$0.80	2,375,000	05/02/2009
$0.80	181,250	08/28/2009
$0.80	12,500	09/13/2009
$1.00	20,000	11/06/2009

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	$0.80	31,250	12/18/2009
$	Cdn 0.50	1,728,267	02/01/2010
$	Cdn 0.50	200,000	08/14/2010
		5,913,141

9. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended October 31, 2008, the Company accrued $30,000 (2007 - $30,000) to the chief executive officer of the Company for consulting services rendered. $45,915 remains payable as at October 31, 2008 (July 31, 2008  - $ 26,826) in respect of such services in the current and preceding year.  The Company incurred $30,000  to a director of the Company (2007 - $30,000) for geological consulting services rendered. $120,000 remains payable as at October 31, 2008 (July 31, 2008   - $95,000) in respect of such services in the current and preceding year.

Accounts payable includes $38,456 (July 31, 2008  - $ 38,456) payable to companies controlled by the Company’s Chief Executive Officer in respect of short-term advances from those companies. Those advances have no repayment or interest terms. Imputed interest of $2,170 has been recognized on those advances.

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

A summary of the Company’s stock option activities is presented below:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Employee/ Director	Non-employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
			$	$	$
Options Outstanding, July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding, July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding, July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding, July 31 and October 31, 2008	1,628,333	1,686,667	0.50	0.16

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted		Expected
				Average Exercise	Aggregate	compensation cost for non-
	High	Low	of	Price	Intrinsic	vested awards
Vested at October 31,	$	$	Shares	$	Value	$
2008 and earlier	0.50	0.50	2617,639	0.50		-
Remainder of 2009	0.50	0.50	271,528	0.50		61,514
2010	0.50	0.50	320,000	0.50		70,883
2011	0.50	0.50	105,833	0.50		15,567
			3,315,000			147,964

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 2008	843,944	176,319	0.21
Non-vested options outstanding, October 31, 2008	697,361	147,964	0.21
Options vested in three months ended October 31, 2008	146,583	28,355	0.21

If not previously exercised or canceled, options outstanding at July 31, 2008 will expire as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.50	0.50	3,315,000	0.50

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

11. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada), and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

The Company has net operating losses carried forward of approximately $9,501,000 for United States tax purposes and $2,526,000 for Ugandan tax purposes which will expire in 2028 if not utilized.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

12. CONTINGENT LIABILITY

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu is seeking special damages in the amount of US$306,595, general damages for inconvenience and suffering, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.  Specifically, Kamu Kamu alleges that African Mineral Fields Limited failed to take steps to ensure that Kamu Kamu was not prevented from continuing drilling under the contract, failed to pay Kamu Kamu for the cost of equipment that became stuck at the drill sites due to unfavorable drilling conditions and failed to give instructions to Kamu Kamu under the agreement for two months.  The Company believes that, other than Kamu Kamu's claim for the cost of the equipment that was lost, Kamu Kamu's claims are without merit and intends to vigorously defend the other claims under the action. The Company is seeking legal advice to deal with the action. The Company has accrued $42,300 liability for this lawsuit, being the total of the estimated minimum liability and legal fees to defend the action. The likelihood and amount of further liability under the action is not determinable at this time.

13. SUBSEQUENT EVENTS

On November 12, 2008 the Company collected RMB 1,000,000 (approximately $146,000) of the proceeds of sale of Long Teng. On November 16, 2008, the Company signed an amending agreement with the purchaser of Long Teng to amend the due dates of the remaining outstanding proceeds. Under the amendment, RMB 1,000,000 (approximately $146,000) was due for payment by November 30, 2008, RMB 4,000,000 (approximately $584,000) is due for payment by December 31, 2008, RMB 4,000,000 is due for payment by January 31, 2009 and RMB 4,000,000  is due for payment by February 28, 2009. The amendment also makes the Company liable for RMB 300,000 (approximately $44,000) of additional costs incurred by the purchaser to settle pre-existing liabilities of Long Teng. The additional liability will be paid by reduction of the final payment under the agreement. The amendment has no effect on the Company’ financial statements since the entire outstanding proceeds have been reserved (see Notes 3 and 4).

On November 21, 2008 the Company collected RMB 420,000 (approximately $61,000) of the amount due by November 30.

On December 18, 2008 the Company granted security over all property of the Company in favor of a consultant as security for the liability to the consultant for fees, with a balance at the time of $CAD 53,223 (approximately $44,500).

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. In Uganda, the Company has a 100% interest in eight mineral properties in Uganda at  Mubende, Lugazi, Mitoma, Mwerusandu, Rubindi, Kigumba, Kidera and Nyanga. The Company has withdrawn from two agreements which gave a right to earn a 60% interest in a ninth property, Mashonga, and a right to earn an 80% interest in a tenth property, Ibanda. The Company had the Huidong gold project in China. The Company has completed the sale of its Huidong Property to a Chinese mining group, and 100% of the ownership of the Huidong license has been transferred to this Chinese Group. As of 12 December 2008, Magnus has received 8.42 million RmB and the remaining 12.58 million RmB is expected to be paid in installments of 4.58 million RmB by 31 December 2008, 4 million RmB by 31 January 2009, and the remaining 4 million RmB by 28 February 2009.

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in eight mineral properties in Uganda, the Mubende Property, the Lugazi Property, the Mitoma Property, the Mwerusandu Property, the Rubindi

Property, the Kigumba Property, the Kidera Property and the Nyanga Property. The Company also had a right, to earn a 60% interest in the Mashonga Property, and a right to earn an 80% interest in the Ibanda Property. The Company has subsequently withdrawn from both of these joint venture agreements at Mashonga and Ibanda.

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

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional exploration license covering 147.63 sq. km.  During 2008, three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property is now comprised of four exploration licenses covering 175.43 sq. km.

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

During 2008 a limited infill soil survey was completed at the Kabira license on the Mitoma Property. Some 43 soil samples were collected to test previous anomalies delineated in previous exploration. The results do not indicate an extensive zone of anomalous soil values.

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

During 2008 a total of 1,001 soil samples and 46 rock grab samples were collected on the Mubende Property along regional lines to test the edges of a large granite batholith. The Company believes that the numerous gold and tungsten occurrences on the Property as well as alluvial mining operations to the west of the Property have a source from the edges of this granite body. The results of the soil and rock surveys do not show any gold anomalism in the samples, with gold values in soils above detection limit averaging 4ppb and a maximum value of 28ppb.

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

A reverse circulation drilling program was completed on the Lugazi Property in 2008 which tested three prominent gold-in-soil geochemical anomalies. The 31 hole, 2,037m program tested these three anomalous zones which were co-incident with magnetic rich horizons along lithological strike. The RC holes were drilled at about 50m intervals along a fence across the soil anomaly, and were designed to investigate the nature of the weathered profile to an average depth of some 65m. As no previous gold mineralisation has been reported from this belt the Company sought to understand the source of the anomalous gold in soils and attempt to identify possible structures that could be followed up during subsequent phases of exploration. This drilling is the culmination of early stage exploration at Lugazi which commenced in May 2006.

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

On a more regional scale, a total of 1,456 soil samples were collected along regional lines, planned to investigate additional gold, as well as base metal rich horizons.  The results of these soils have not demonstrated an anomalous gold trend. A zone of low level gold was indicated on a single north-south line, with values between 20 and 30 ppb. Infill sampling did not extend this zone to the west or east. The nickel and chromium values of these samples did not show anomalism related to a buried source for base metals.

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square kilometers of land partially contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus had the right to earn a 60%

interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making a minimum US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners have the right to accept common shares of Magnus in lieu of the cash payments.  As of December 1, 2008, Magnus had paid US$70,000 to its joint venture partners.

At the Mashonga Property a preliminary soil sample program was completed over targets with high-grade trench and rock sample values from previous exploration activities, as well as from regional soil lines, to investigate additional targets. In total 127 soil samples were collected; results were mixed, showing good anomalous values over one target while having inconsistent values over the other target.  The Company also conducted an alteration mapping survey using PIMA analysis of surface rock samples. The alteration pattern indicated an important transition from acidic to alkaline regime along a prominent northwest structure. An RC drill program was conducted at the Mashonga mine site during the summer 2008. A total of 667m was completed in 7 holes beneath the Mashonga mine.

The RC drill holes intersected a sequence of sericite schist in contact with a mafic schist and granite-pegmatite-quartz veining. Sulphide mineralisation in the form of disseminated pyrite was noted within each of the holes.

The drilling conditions at Mashonga proved to be very difficult and as a result none of the 7 holes reached the planned depth. Hole MA-7 was abandoned after 25m, without reaching the targeted mineralised zone. The assay results show that gold mineralization is confined to the extents of the mine workings, but gold values are lower than previous grab samples from the targeted shear zone. As previously reported, gold values up to 874 g/t were reported from a grab sample underground and trench intersections reported 4.6m at 24.7 g/t and 2.4m at 59.6 g/t gold. There is a broad east-west correlation in peak copper values with highs often close to pegmatite mafic boundaries.

There are several other targets that Company management intended to drill at Mashonga but was unable to due to the difficulties experienced by the drilling contractor at the Mashonga mine target area. The Company is also cognizant, that the discontinuous, podiform nature of mineralization associated with shear zones can be difficult to intersect in limited drill programs such as the one just completed.

The most significant RC drill results include:

▪	1m at 0.51 g/t gold from 37m in MA-1 beneath the mine workings
▪	2m at 0.10 g/t gold from 111m in MA-1 beneath the mine workings
▪	3m at 0.12 g/t gold from 54m in MA-2 beneath the mine workings
▪	3m at 1.12 g/t gold from 81m in MA-2 beneath the mine workings
▪	3m at 3.22 g/t gold from 96m in MA-2 beneath the mine workings
▪	3m at 2.55 g/t gold from 114m in MA-2 beneath the mine workings
▪	3m at 0.40 g/t gold from 0m in MA-6 west of the mine workings
▪	3m at 0.11 g/t gold from 66m in MA-6 west of the mine working

As of October 31, 2008, Magnus had made $436,370 of direct exploration expenditures on the Mashonga Property.

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

Exploration at Ibanda commenced during 2008 with soil samples and rock samples being collected over previous gold-in-soil anomalies defined by a previous explorer in the late 1990’s. The sampling at Ibanda was completed at two locations in the central and western parts of the licence. A total of 685 soil samples at 25m sampling intervals were collected at 500m line spacing. These samples were taken at 30cm depth, dried and sieved to -80 mesh fraction and submitted to SGS labs in Mwanza for low level gold determination by aqua regia.

The results of the soil sampling showed no continuous gold anomalism. The results did show one point low-level anomalies, with values reaching a maximum of 50 ppb gold.  Based on the results of this sampling, the results reported by Roraima need to be taken into context. They reported very high soil values (up to 11,170 ppb) but these values were not repeated during the Company’s soil program.

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

The Company has completed a series of hand scintillometer readings along lines across the radiometrics uranium anomaly. A total of 108 readings were taken at 50m stations on lines between 500m and 2km intervals. The results of the ground survey do indicate elevated CPS values reaching 75 CPS especially along the northern edge of the airborne anomaly. A total of 108 soil samples were also collected and have been processed awaiting submission to the labs.

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

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company. The Company intends to evaluate the tantalum potential at this project.

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

On November 12, 2008 the Company collected RMB 1,000,000 (approximately $146,000) of the proceeds of sale of Long Teng. On November 16, 2008, the Company signed an amending agreement with the purchaser of Long Teng to amend the due dates of the remaining outstanding proceeds. Under the amendment, RMB 1,000,000 (approximately $146,000) was due for payment by November 30, 2008, RMB 4,000,000 (approximately $584,000) is due for payment by December 31, 2008, RMB 4,000,000 is due for payment by January 31, 2009 and RMB 4,000,000  is due for payment by February 28, 2009. The amendment also makes the Company liable for RMB 300,000 (approximately $44,000) of additional costs incurred by the purchaser to settle pre-existing liabilities of Long Teng. The additional liability will be paid by reduction of the final payment under the agreement.

On November 21, 2008 the Company collected RMB 420,000 (approximately $61,000) of the amount due by November 30.

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

Yunnan Western Mining Co., Ltd. – Mangshi Property

Under the Modification Agreement (described above), Magnus agreed to transfer its interest in Western to Team 209 in exchange for Team 209’s interest in Long Teng Mining, and Magnus will not be conducting further exploration or expending further capital on the Mangshi Property.  The Modification Agreement was consummated and accordingly the Company no longer has an interest in the Mangshi Property.

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

In Uganda, the Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs four persons: one accountant, one driver, and two housekeepers.

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

Transactions with Related Parties / Subsequent Events

On October 31, 2008 Magnus closed its office in Vancouver and laid off two staff members as cost–cutting measures, The Company is operating out of the homes of the CEO, administrative manager and bookkeeper.

It is our intention to keep the remaining two staff full-time until the 31 December 2008, after which it is anticipated that they would move to a consulting basis. Associated office overheads and staffing costs are therefore anticipated to be significantly reduced.

Magnus is also in the process of finding a smaller office in Uganda and we have let go of most of our staff there. We can use former full-time staff on a consulting basis when needed.

Magnus’ office lease in China expires at the end of March 2008 and after it expires we will no longer have a China office. It is anticipated that one or two staff members will remain on the payroll in China until we are fully paid for the sale of Long Teng.

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

Outlook

Mineral prices dropped during the year. At October 31, 2008, the price of gold was $723.70 per ounce compared to $796.70 at October 31, 2007, representing a decrease of approximately  9%. Gold and other commodities prices have recently decreased, and future prices are uncertain.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,426,759 at October 31, 2008.

The Company has served notice that it has withdrawn from the Mashonga and Ibanda agreements.

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

Results from Operations

Summary

The Company’s consolidated net loss for the three months ended October 31, 2008 was $596,688 or $0.01 per share compared to the consolidated net loss for the corresponding period in the previous year of $607,731 or $0.01 per share for a net decrease of $11,043.  The largest expense was related to the cost of exploration of the properties in Uganda (see “Property Agreements”) and the second largest expense was related to stock-based compensation .

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $269,565 in the three months ended October 31, 2008, including geological expenses, exploration licenses and expenses included in the loss from operations of components held for sale. The decrease from the total of $272,645 in the same period of 2007 is due to the decrease in exploration activity at the properties in China, partly offset by exploration expenses incurred on the African projects since the acquisition of African Mineral Fields.

Corporate administration

Corporate administration costs were $97,594 in the current quarter compared to $29,932 in the corresponding period in the previous year, representing an increase of $67,662. The increase is primarily due to recovery of expenses from another company in the comparative period of 2007 that reduced expenses, and to recognition of additional rent expense in 2008 due to the settlement of the office lease.

Consulting expenses

Consulting expenses were $37,538 in the current quarter compared to $76,512 in the corresponding period in the previous year, representing a decrease of $38,974.  The decrease is due to the reduction in activity in the Uganda projects including departure of a senior geologist.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $264,788 in the current quarter compared to cash uses of $518,506 in the corresponding period in the previous year. The decrease of $253,718 can be attributed to stretching out accounts payable.

Financing Activities

The Company used cash in financing activities of $9,964 in the current quarter compared to $304,000 cash provided in the corresponding period of the previous year. The difference is due to not getting  significant new shareholder loans in the current period.   For financing activities undertaken by the Company subsequent to the end of the current quarter, if any, see “Transactions with Related Parties / Subsequent Events”.

Liquidity and Capital Resources

At October 31, 2008, the Company’s total assets were $30,184 as compared to $340,935 at October 31, 2007. Long-term liabilities as of October 31 2008 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $2,426,759 at October 31, 2008.

As of October 31, 2008 the Company has received no-interest loans from various shareholders in the amount of $1,462,105. The Company has recognized imputed interest of $20,434 in the three months ended October 31, 2008 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $21,627,792 as of October 31, 2008.  As of October 31, 2008, the Company had a total of $3,026 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Item 4.  Controls and Procedures

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during our first fiscal quarter of the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu is seeking special damages in the amount of US$306,595, general damages for inconvenience and suffering, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.  Specifically, Kamu Kamu alleges that African Mineral Fields Limited failed to take steps to ensure that Kamu Kamu was not prevented from continuing drilling under the contract, failed to pay Kamu Kamu for the cost of equipment that became stuck at the drill sites due to unfavorable drilling conditions and failed to give instructions to Kamu Kamu under the agreement for two months.  The Company believes that, other than Kamu Kamu's claim for the cost of the equipment that was lost, Kamu Kamu's claims are without merit and intends to vigorously defend the other claims under the action. The Company is seeking legal advice to deal with the action. The Company has accrued $42,300 liability for this lawsuit, being the total of the estimated minimum liability and legal fees to defend the action. The likelihood and amount of further liability under the action are not determinable at this time.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended October 31, 2008, the Company had an operating loss of $596,688.  At October 31, 2008, the Company had a working capital deficiency of $2,426,759. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

The funds received from the investors mentioned above have been used for property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property acquisition payments.

Item. 3 Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a)      Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of December, 2008

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	December 19, 2008
Graham Taylor

/s/ Steven Tan	Director	December 19, 2008
Steven Tan

/s/ Gavin Conway	Director	December 19, 2008
Gavin Conway