Form 10-Q
period 2009-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2009-03-23
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended January 31, 2009

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of  January 31, 2009, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $2,178,830.

Outstanding Common Stock: As of January 31, 2009, the Company had 54,470,740 shares of Common Stock outstanding.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   ☐        No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 31, 2009
Common Stock, $0.001 par value	54,470,740

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

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	January 31	July 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$48,622	$177,093
Prepaid expenses and other	11,606	63,842
Proceeds of disposition receivable net of reserve (Note 3)	-	100,000
Total current assets	60,228	340,935

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$60,228	$340,935

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Demand loan payable (Note 5)	$22,355	$30,715
Accounts payable including related party payable of $207,045 (July 31, 2008 - $83,312) (Notes 6 and 10)	606,738	376,285
Accrued liabilities including related party liabilities of $23,581 (July 31, 2008 - $97,831) (Note 10)	168,081	236,024
Liabilities for registration payments	182,000	182,000
Loans from shareholders (Note 7)	1,457,966	1,462,069
Total current liabilities	2,437,140	2,287,093

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 8, 9, 10, 11, 12 and 13)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 9)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2008 - 54,070,740)	54,471	54,071
Preferred stock without liquidation preference
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B"	200	200
Subscriptions received	-	100,000
Additional paid-in capital	19,366,321	19,046,586
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(21,682,678)	(21,031,104)
Accumulated other comprehensive income (loss)	(38,083)	(38,768)
Total stockholders' (deficit)	(2,376,912)	(1,946,158)

Total liabilities and stockholders' (deficit)	$60,228	$340,935

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management
					Exploration stage
	Three Months Ended January 31		Six Months Ended January 31		through January 31,
	2009	2008	2009	2008	2009

EXPENSES
Consulting	$43,328	$80,845	$80,866	$157,357	$2,691,082
Finder fees	-	-	-	-	674,375
Investor relations	261	892	632	1,530	1,822,397
Legal and professional fees	33,961	31,873	45,839	66,731	1,191,182
Exploration licenses	-	22,386	3,561	64,702	921,454
Geological expenses	40,466	220,927	157,166	451,256	2,018,433
Amortization	-	14,674	-	29,171	159,881
Salaries and benefits	26,986	39,611	91,410	110,700	1,093,413
Stock-based compensation (Note 11)	82,097	256,627	174,895	322,520	3,032,204
Registration payment arrangements	-	-	-	14,000	454,000
Travel	3,665	29,255	6,530	55,170	993,777
Write-down of abandoned assets	-	-	-	-	83,204
Write-down of impaired assets	-	18	-	1,349	365,316
Other administrative expenses	46,492	91,669	144,086	121,601	2,173,603
Total expenses	277,256	788,777	704,985	1,396,087	17,674,321

Net (loss) from continuing operations	(277,256)	(788,777)	(704,985)	(1,396,087)	(17,674,321)

Gain on sales of subsidiaries	-	-	-	-	3,582,801
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	207,604	-	207,604	-	(2,033,196)
Gain on sales of impaired assets of subsidiaries (Note 4)	14,766	-	14,766	-	14,766
Loss from discontinued operations and components held for sale (Note 4)	-	(17,270)	(168,959)	(17,691)	(5,572,728)

Net (loss) for the period	(54,886)	(806,047)	(651,574)	(1,413,778)	(21,682,678)

Other comprehensive income (loss)
Foreign currency translation	-	(15,883)	685	(19,720)	(38,083)

Comprehensive (loss)	$(54,886)	$(821,930)	$(650,889)	$(1,433,498)	$(21,720,761)

Net loss per common share - basic and fully diluted:

Net (loss) from continuing operations	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Loss from discontinued operations and components held for sale (Note 4)	$0.00	$(0.00)	$(0.00)	$(0.00)
Net (loss) for the period	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common stock outstanding	54,470,740	50,261,490	54,440,305	49,901,490

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management
					Exploration stage
	Three Months Ended January 31		Six Months Ended January 31		through January 31,
	2009	2008	2009	2008	2009
Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(54,886)	$(806,047)	$(651,574)	$(1,413,778)	$(21,682,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	82,097	256,627	174,895	322,520	3,032,204
Stock issued / allotted for services and licenses	-	-	-	-	1,516,547
Amortization of fixed assets	-	14,674	-	29,171	259,249
Imputed interest on loans from shareholders	22,636	20,631	45,240	36,604	152,634
Loss on dispositions and writedowns of fixed assets	-	-	-	-	431,707
Gain on disposition of subsidiaries, net of bad debt	-	-	-	-	(1,342,001)
Net change in operating assets and liabilities:
Prepaid expenses and other	15,552	10,707	52,236	18,957	2,908
Accounts payable and accrued liabilities	(15,664)	(143,093)	164,150	(118,468)	612,053
Liabilities for registration payments	-	-	-	14,000	454,000
Liabilities of component held for sale	-	(81,910)	-	(135,923)	189,721
Net cash and cash equivalent from (used in) operating activities	49,735	(728,411)	(215,053)	(1,246,917)	(16,373,656)

Cash and cash equivalent from (used in) investing activities:
Collection of proceeds receivable for disposition of subsidiaries	-	-	100,000	-	881,242
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	(2,150)	(670,321)
Net cash and cash equivalent from (used in) investing activities	-	-	100,000	(2,150)	211,203

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan	-	-	(10,000)	-	(10,000)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	640,000	-	665,000	11,135,384
Finders' fees paid in respect of private placements	-	(35,000)	-	(35,000)	(376,855)
Loans from shareholders	10,900	30,000	20,618	309,000	1,337,779
Repayments of loans from shareholders	(15,039)	-	(24,721)	-	(24,721)
Net cash and cash equivalent from financing activities	(4,139)	635,000	(14,103)	939,000	16,254,019

Effect of exchange rate changes on cash	-	(15,883)	685	(19,719)	(42,967)

Increase in cash and cash equivalent	45,596	(109,294)	(128,471)	(329,786)	48,599

Cash and cash equivalent, beginning of period	3,026	213,077	177,093	433,569	23

Cash and cash equivalent, end of period	$48,622	$103,783	$48,622	$103,783	$48,622

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2008	54,070,740	$54,071	$200	$100,000	$-	$-	$(38,768)	$19,046,586	$(21,031,104)	$(77,143)	$(1,946,158)

Shares issued pursuant to subscriptions	400,000	400	-	(100,000)	-	-	-	99,600	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	92,798	-	-	92,798
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	22,604	-	-	22,604
Net income for the period	-	-	-	-	-	-	685	-	(596,688)	-	(596,003)

Balance October 31, 2008	54,470,740	$54,471	$200	$-	$-	$-	$(38,083)	$19,261,588	$(21,627,792)	$(77,143)	$(2,426,759)

Shares issued pursuant to subscriptions			-		-	-	-		-	-	-
Stock-based compensation	-	-	-	-	-	-	-	82,097	-	-	82,097
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	22,636	-	-	22,636
Net income for the period	-	-	-	-	-	-	-	-	(54,886)	-	(54,886)

Balance January 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,083)	$19,366,321	$(21,682,678)	$(77,143)	$(2,376,912)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements as of January 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2008 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $21,682,678 as of January 31, 2009.  As of January 31, 2009, the Company had a total of $48,622 in cash and cash equivalents and a working capital deficiency, however this amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to collect the proceeds of disposition of the Company’s former Chinese subsidiaries, obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

On October 31, 2008, in a cost-saving measure the Company terminated its office lease and moved its head office operations to the home of the Chief Executive Officer. Termination cost of four months’ rent was incurred and is recognized in the financial statements.

On December 9, 2008 the company gave notice of termination of the Mashonga Agreement and the Ibanda Agreement (see Note 4). Accordingly the Company’s obligations under those agreements ceased on that date.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2008 - $100,000) consist of $2,033,196 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2008 - $2,340,800), carried net of a reserve for uncollectible amounts of $2,033,196 (July 31, 2008 - $2,240,800). The Company has collected $307,604 of the receivable in the six months ended January 31, 2009. See also Note 4.

4. MINERAL PROPERTIES AND JOINT VENTURES

At January 31, 2009, the Company is involved in the following material agreements with respect to mineral properties and exploration licenses.

Yunnan Long Teng Mining Ltd.

On May 28, 2008, the Company executed an agreement under which it agreed to sell its interest in the Huidong Property through the sale of the Chinese subsidiary, Yunnan Long Teng Mining Ltd.. Under the agreement, the Company was to receive: RMB 7,000,000  (approximately US$1,024,100) within seven days of the execution of the agreement; a further RMB 7,000,000 within seven days of the successful renewal of the exploration license underlying the Huidong Property; a further RMB 4,900,000 (approximately US$716,900) within seven days of the transfer of Magnus’ interest to the purchaser; and a further RMB 2,100,000 (approximately US$307,200) within seven days of the transfer of the 10% interest the Company was in process of acquiring from Team 209.  Furthermore, the Company retains a 3% Net Smelter Royalty on any materials produced from the Huidong Property.  To October 31, 2008, the Company received the first instalment of RMB 7,000,000 into the Company’s bank account in China and on November 12, 2008 the Company received RMB 1,000,000 ($146,200) in China.

On November 16, 2008, the Company signed an amending agreement with the purchaser of Long Teng to amend the due dates of the remaining outstanding proceeds. Under the amendment, RMB 1,000,000 (approximately $146,000) was due for payment by November 30, 2008, RMB 4,000,000 (approximately $584,000) was due for payment by December 31, 2008, RMB 4,000,000 was due for payment by January 31, 2009 and RMB 4,000,000  is due for payment by February 28, 2009. On November 21, 2008 the Company received RMB 420,000 (approximately $61,404) into the Company’s bank account in China pursuant to the amended payment schedule. The amendment also makes the Company liable for RMB 300,000 (approximately $44,000) of additional costs incurred by the purchaser to settle pre-existing liabilities of Long Teng. The additional liability will be paid by reduction of the final payment under the agreement.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Collections of proceeds of the sale of  Long Teng in the three months ended January 31, 2009 have resulted in $207,604 being recognized as recovery of bad debts since a reserve for bad debt was previously made for the full amount of the receivable.

The registered ownership of Long Teng was transferred to the purchaser on June 14, 2008. The exploration license was renewed on September 11, 2008. The Company has recorded a reserve for the remaining balance of this receivable. See also Note 3.

Of the first RMB 7,000,000, RMB 4,500,000 (approximately $658,000) was collected on the Company’s behalf by an intermediary for exchange and transmission to the company’s office in Canada. To January 31, 2009, RMB 3,140,200 (approximately $466,000) has been successfully remitted to Canada. The remainder of the transmission has not been accomplished and the corresponding receivable has been reserved. See also Note 3.

On December 29, 2008 the Company received RMB 101,000 ($14,766) into the Company’s bank account in China as psroceeds of sale of Long Teng fixed assets previously owned by Long Teng but not sold to the purchaser of Long Teng. These proceeds have resulted in $14,766 being recognized as gain on sale of the assets since a reserve for impairment was previously made for the full book value of the assets.

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
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

In the year ended July 31, 2008, AMF received an additional exploration license on the Mubende property covering 71.20 sq. km., so that the Mubende Property is now comprised of three exploration licenses covering 851.20 sq. km.

In the year ended July 31, 2008, AMF received four additional exploration licenses covering 1,359.17 sq. km.  During the year, one license was renewed for a period of two years, with a 50% reduction in area, so that the Lugazi Property is now comprised of five exploration licenses covering 1,487.69 sq. km.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

On August 30, 2007, AMF entered into an agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting mineral exploration licenses covering 460.84 square kilometers of land in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, AMF was granted an option on a 60% interest in the Mashonga Property. To exercise the option, AMF was required to make aggregate cash payments of $US 650,000 to its joint venture partners, make $US 250,000 in property exploration expenditures by August 30, 2008, make another $US 3.75 million in property exploration expenditures and complete a pre-feasibility study on the property by August 30, 2012.  AMF’s joint venture partners had the right to accept common shares of Magnus in lieu of the cash payments.  Once AMF had acquired its 60% interest in the Mashonga Property, the parties would form a new joint venture company to further explore and develop the Property. As at January 31, 2009, AMF has made payments of $70,000 under the agreement and incurred $436,370 on exploration of the Mashonga Property. On December 9, 2008, the Company gave notice to the joint venture partners to terminate the Mashonga Agreement and abandon the Company’s interest in the Mashonga Property. The Company has no further liability under the Mashonga Agreement. The Company has classified expenditures on the Mashonga Property as loss from discontinued operations in these financial statements.

On May 1, 2008, the Company entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, the Company had the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it made and would earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon the Company earning an 80% interest in the Ibanda Property, the parties would form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted. To October 31, 2008 the Company has made exploration expenditures of $26,441 on the Ibanda property. On December 9, 2008, the Company gave notice to Canmin-Gold Limited to terminate the Ibanda Agreement and abandon the Company’s interest in the Ibanda Property. The Company has no further liability under the Ibanda Agreement. The Company has classified expenditures on the Ibanda Property as loss from discontinued operations in these financial statements.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganada (the “Kidera Property”) was granted to the Company. The Company plans to explore for minerals such as tantalum and rare earth metals associated with a carbonatite complex, as well as diamonds associated with potential kimberlite pipes.

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company. The tantalum potential at this project remains to be evaluated.

In the six months ended January 31, 2009 the Company was granted four exploration licenses covering 1,831.55 square kilometers in Uganda through ABM.

5. DEMAND LOAN PAYABLE

The demand loan payable consists of principal of $20,000 (July 31, 2008 - $30,000) plus accrued interest from the commencement of the loan on June 2, 2008. The loan bears interest at the rate of 15% per annum non-compounded. The loan is secured by a personal guarantee of the Company’s Chief Executive Officer.

6. ACCOUNTS PAYABLE

On December 18, 2008 the Company granted security over all property of the Company in favor of a consultant as security for the liability to the consultant for fees, with a balance at January 31, 2009 of approximately $CAD 63,000 (approximately $50,900).

7. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan of $50,000 is repayable on demand, the remainder have no stated terms of repayment. The Company has recognized imputed interest in the amount of $ 40,896 in the six months ended January 31, 2009 (2008 - $36,604) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

8. LEASES

The Company has the following commitments for leased office premises:
Entebbe Uganda - $1,550 per month on month to month basis.
Kunming, China - $727 per month until March 31, 2009.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company is committed to payments of $C 9,063 (approximately $US 7,730 as at January 31, 2009) per year for the next four years for the lease of a photocopier.

9. COMMON STOCK

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

Warrants outstanding and exercisable as of January 31, 2009are as follows:

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
		5,913,141

10. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the six months ended January 31, 2009, the Company accrued $50,000 (2008 - $60,000) to the chief executive officer of the Company for consulting services rendered. $65,915 remains payable as at January 31, 2009 (July 31, 2008  - $ 26,826) in respect of such services in the current and preceding year.  The Company incurred $50,000  to a director of the Company (2008 - $60,000) for geological consulting services rendered. $130,000 remains payable as at January 31, 2009 (July 31, 2008   - $95,000) in respect of such services in the current and preceding year.

Accounts payable includes $36,839 (July 31, 2008  - $ 38,456) payable to companies controlled by the Company’s Chief Executive Officer in respect of short-term advances from those companies. Those advances have no repayment or interest terms. Imputed interest of $4,344 has been recognized on those advances in the six months ended January 31, 2009.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company has an accrued liability of $23,581 to a relative of a director in respect of consulting fees rendered in 2006.

11. STOCK-BASED COMPENSATION

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding, July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding, July 31, 2008 and January 31, 2009	1,628,333	1,686,667	0.50	0.16

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted		Expected
				Average Exercise	Aggregate	compensation cost for non-
	High	Low	of	Price	Intrinsic	vested awards
Vested at January 31,	$	$	Shares	$	Value	$

2009 and earlier	0.50	0.50	2,715,334	0.50		-
Remainder of 2009	0.50	0.50	173,833	0.50		40,003
2010	0.50	0.50	320,000	0.50		70,883
2011	0.50	0.50	105,833	0.50		15,567
			3,315,000			126,453

Non-vested options are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 2008	843,944	176,319	0.21
Non-vested options outstanding, January 31, 2009	599,667	126,453	0.21
Options vested in three months ended January 31, 2009	244,277	49,866	0.21

If not previously exercised or canceled, options outstanding at July 31, 2008 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	3,315,000	0.5

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
January 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

12. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada), and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

The Company has net operating losses carried forward of approximately $9,376,000 for United States tax purposes and $2,605,000 for Ugandan tax purposes which will expire in 2028 if not utilized. The Company has provided a reserve for the full amount of its tax assets.

13. CONTINGENT LIABILITY

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. In Uganda, the Company has a 100% interest in eight mineral properties in Uganda at  Mubende, Lugazi, Mitoma, Mwerusandu, Rubindi, Kigumba, Kidera and Nyanga. The Company has withdrawn from two agreements which gave a right to earn a 60% interest in a ninth property, Mashonga, and a right to earn an 80% interest in a tenth property, Ibanda. The Company had the Huidong gold project in China. The Company has completed the sale of its Huidong Property to a Chinese mining group, and 100% of the ownership of the Huidong license has been transferred to this Chinese Group. As of 20 March 2009, Magnus has received 8.42 million RmB (approximately $US 1,231,000). The purchaser of the Huidong Property still owes to the Company the remaining balance of 12.58 million RmB (approximately $US 1,839,000)  and represents that it expects to receive investment that will allow it to fully pay the remaining balance. The Huidong project purchaser has made several representations of how such payment might be completed previously and Company management is weighing its options as to how to recover the remaining funds if the payment is not forthcoming in the near-term.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	China Office	Uganda Office
280 Nelson Street Suite 115 Vancouver, BC Canada V6B 2E2 Tel: (604) 694-1432	Dushimingyuan Bldg. No. A-2708 Central Renmin Road Kunming City, Yunnan Province 650031 People’s Republic of China Tel: 86—871- 3642422 Fax: 86- 871- 3642420	Plot 1A Mugwanya Road Entebbe, Uganda Tel: +256(0) 7734 63095

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

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional two exploration licenses covering 159.49 sq. km.  During 2008, four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is now comprised of seven exploration licenses covering 359.49 sq. km.

During 2008, a limited infill soil survey was completed at the Kabira license on the Mitoma Property. Some 43 soil samples were collected to test previous anomalies delineated in previous exploration. The results do not indicate an extensive zone of anomalous soil values.

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

As of July 31, 2008, Magnus had made $181,489 of direct exploration expenditures on the Mashonga Property.

The Company withdrew from the Mashonga joint venture in December 2008.

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

The Company withdrew from the Ibanda joint venture in December 2008.

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

Yunnan Long Teng Mining Ltd. – Huidong Property

On May 28, 2008, Magnus executed an agreement (the “Transfer Agreement”) with Mr. Lai Jinzang (“Jinzang”) under which Magnus agreed to sell its 90% interest in Yunnan Long Teng Mining Ltd., which owns the exploration license underlying the Huidong gold exploration property in Sichuan Province, China to Jinzang.  Under the Transfer Agreement, Magnus was to receive; (i) 7,000,000 yuan (approximately US $1,000.000) within seven days of the execution of the Transfer Agreement; (ii) a further 7,000,000 yuan within seven days of the successful renewal of the exploration license underlying the Huidong property; (iii) a further 4,900,000 yuan within seven days of the transfer of Magnus’ 90% interest in Yunnan Long Teng Mining Ltd. to Jinzang; and (iv) a further 2,100,000 yuan within seven days of the transfer of the remaining 10% interest in Yunnan Long Teng Mining Ltd. held by Team 209 to Jinzang, whether directly from Team 209 or indirectly from Team 209 to Magnus and then to Jinzang.  In addition, Magnus retains a 3% net smelter royalty on any minerals produced from the Huidong property under the exploration license in the future, which should be paid quarterly.  In late May 2008, Jinzang forwarded the first payment of 7,000,000 yuan to Magnus. The exploration license underlying the property has successfully been renewed by the relevant Chinese authorities and 100% of the ownership interest in the company that possesses the license has been transferred to Jinzang.

On November 12, 2008 the Company collected RMB 1,000,000 (approximately $146,000) of the proceeds of sale of Long Teng. On November 16, 2008, the Company signed an amending agreement with the purchaser of Long Teng to amend the due dates of the remaining outstanding proceeds. Under the amendment, RMB 1,000,000 (approximately $146,000) was due for payment by November 30, 2008, RMB 4,000,000 (approximately $584,000) was due for payment by December 31, 2008, RMB 4,000,000 was due for payment by January 31, 2009 and RMB 4,000,000  was due for payment by February 28, 2009. The amendment also made the Company liable for RMB 300,000 (approximately $44,000) of additional costs incurred by the purchaser to settle pre-existing liabilities of Long Teng. The additional liability will be paid by reduction of the final payment under the agreement.

On November 21, 2008 the Company collected RMB 420,000 (approximately $61,000) of the amount due by November 30.

As of 20 March 2009, Magnus has received 8.42 million RmB and has not received any further payments since November 21, 2008. The purchaser of the Huidong Property still owes to the Company the remaining balance of 12.58 million RmB and represents that it expects to receive investment that will allow it to fully pay the remaining balance. The Huidong project purchaser has made several representations of how such payment might be completed previously and Company management is weighing its options as to how to recover the remaining funds if the payment is not forthcoming in the near-term.

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

Employees

As of January 31, 2009, the Company had no full-time employees (over and above its directors, officers and consultants).

In Uganda, the Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs three persons: one accountant and two housekeepers.

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

N/A

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

Outlook

At January 31, 2009, the price of gold was $927.10 per ounce compared to $723.70 at January 31, 2008, representing an increase of approximately 28%. Other mineral commodity prices have mostly decreased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,376,912 at January 31, 2009..

The Company has withdrawn from the Mashonga and Ibanda agreements.

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

Results from Operations January 31, 2009

Summary

The Company’s consolidated net loss for the three months ended January 31, 2009 was $54,886 or $0.001 per share compared to the consolidated net loss for the corresponding period in the previous year of $806,047 or $0.02 per share for a net decrease of $751,161.  The largest expense was related to stock-based compensation and the second largest expense was related to the cost of exploration of the properties in Uganda (see “Property Agreements”). The primary reasons for the great decrease in the quarterly loss from year to year are that the Company has cut back its expenditures to the bare minimum pending collection of the proceeds of sale of Long Teng Mining and that the proceeds collected in this quarter were recognized in income since a provision for impairment of the receivable was made at July 31, 2008.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $40,466 in the three months ended January 31, 2009, including geological expenses, exploration licenses and expenses included in the loss from operations of components held for sale. The decrease from the total of $260,583 in the same period of 2008 is due to the decrease in exploration activity at the properties in Africa and the disposition prior to this quarter of the properties in China.

Corporate administration

Corporate administration costs were $46,492 in the current quarter compared to $91,669 in the corresponding period in the previous year, representing a decrease of $45,177. The decrease is primarily due to giving up the office space and laying off staff to conserve money, plus having disposed of the properties in China.

Consulting expenses

Consulting expenses were $43,328 in the current quarter compared to $80,845 in the corresponding period in the previous year, representing a decrease of $37,517.  The decrease is due to the reduction in the number of consulting personnel, the departure of the Company’s geologist in Uganda effective December 31, 2008 and the Company’s CEO ceasing to draw remuneration effective December 31, 2008..

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash provided from operations was $49,735 in the current quarter compared to cash uses of $728,411 in the corresponding period in the previous year. The decrease of $778,146 can be attributed to reducing exploration and administrative activity in an effort to minimize expenditures.

Financing Activities

The Company used cash in financing activities of $4,139 in the current quarter compared to $635,000 cash provided in the corresponding period of the previous year. The difference is due to not receiving any new financing through share subscriptions and receiving less in shareholder loans in the current period.   For financing activities undertaken by the Company subsequent to the end of the current quarter, if any, see “Transactions with Related Parties / Subsequent Events”.

Liquidity and Capital Resources

At January 31, 2009 the Company’s total assets were $60,228 as compared to $279,214 at January 31, 2008. Long-term liabilities as of January 31, 2009 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $2,376,912 at January 31, 2009.

As of January 31, 2009 the Company has received no-interest loans from various shareholders in the amount of $1,457,966. The Company has recognized imputed interest of $20,462 in the three months ended January 31, 2009 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $21,682,678 as of January 31, 2009.  As of January 31, 2009, the Company had a total of $48,622 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended January 31, 2009, the Company had an operating loss of $54,886. At  January 31, 2009, the Company had a working capital deficiency of $2,376,912. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

N/A

Item 4.     Submission of Matters to a Vote of Security Holders

N/A

Item 5.     Other Information

On December 31, 2008 Gavin Conway resigned from the positions of Director and VP of Exploration of the Company. Mr. Conway will remain as a consultant to the Company in the development of its mineral projects.

Item 6.     Exhibits

(a)     Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2009

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By:	/s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	March 23, 2009
Graham Taylor

/s/ Steven Tan	Director	March 23, 2009
Steven Tan