Form 10-Q
period 2009-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2009-06-19
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended April 30, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of April 30, 2009, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $161,350.

Outstanding Common Stock: As of April 30, 2009, the Company had 54,470,740 shares of Common Stock outstanding.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐     No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock, $0.001 par value	54,470,740

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	April 30	July 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$27,918	$177,093
Prepaid expenses and other	10,629	63,842
Proceeds of disposition receivable net of reserve (Note 3)	-	100,000
Total current assets	38,547	340,935

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$38,547	$340,935

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Demand loan payable (Note 5)	$23,086	$30,715
Accounts payable including related party payable of $232,754 (July 31, 2008 - $83,312) (Notes 6 and 10)	618,908	376,285
Accrued liabilities including related party liabilities of $23,581 (July 31, 2008 - $97,831) (Note 10)	187,701	236,024
Liabilities for registration payments	182,000	182,000
Loans from shareholders (Note 7)	1,460,260	1,462,069
Total current liabilities	2,471,955	2,287,093

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 8, 9, 10, 11, 12, 13 and 14)

STOCKHOLDERS' (DEFICIT)
Common stock (Note 9)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2008 - 54,070,740)	54,471	54,071
Preferred stock without liquidation preference
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B"	200	200
Subscriptions received	-	100,000
Additional paid-in capital	19,469,425	19,046,586
Accumulated (deficit) prior to exploration stage	(77,143)	(77,143)
Accumulated (deficit) during exploration stage	(21,842,291)	(21,031,104)
Accumulated other comprehensive income (loss)	(38,070)	(38,768)
Total stockholders' (deficit)	(2,433,408)	(1,946,158)

Total liabilities and stockholders' (deficit)	$38,547	$340,935

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

					Exploration stage
	Three Months Ended April 30		Nine Months Ended April 30		through April 30,
	2009	2008	2009	2008	2009

EXPENSES
Consulting	$-	$102,366	$80,866	$259,723	$2,691,082
Finder fees	-	-	-	-	674,375
Investor relations	1,210	742	1,842	2,272	1,823,607
Legal and professional fees	20,487	28,747	66,326	95,478	1,211,669
Exploration licenses	6,677	64,889	10,238	129,591	928,131
Geological expenses	8,507	265,402	165,673	716,658	2,026,940
Amortization	-	14,855	-	44,026	159,881
Salaries and benefits	7,683	40,230	99,093	150,930	1,101,096
Stock-based compensation (Note 11)	81,204	112,948	256,099	435,468	3,113,408
Registration payment arrangements	-	-	-	14,000	454,000
Travel	-	26,925	6,530	82,095	993,777
Write-down of abandoned assets	-	-	-	-	83,204
Write-down of impaired assets	-	588	-	1,937	365,316
Other administrative expenses	34,291	96,127	178,377	217,728	2,207,894
Total expenses	160,059	753,819	865,044	2,149,906	17,834,380

Net (loss) from continuing operations	(160,059)	(753,819)	(865,044)	(2,149,906)	(17,834,380)

Gain on sales of subsidiaries (Note 5)	-	-	-	-	3,582,801
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	-	-	207,604	-	(2,033,196)
Gain on sales of impaired assets of subsidiaries (Note 4)	446	-	15,212	-	15,212
Loss from discontinued operations and components held for sale (Note 4)	-	(11,572)	(168,959)	(29,263)	(5,572,728)

Net (loss) for the period	(159,613)	(765,391)	(811,187)	(2,179,169)	(21,842,291)

Other comprehensive income (loss)
Foreign currency translation	13	(11,682)	698	(31,402)	(38,070)

Comprehensive (loss)	$(159,600)	$(777,073)	$(810,489)	$(2,210,571)	$(21,880,361)

Net loss per common share - basic and fully diluted:

Net (loss) from continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.04)
Loss from discontinued operations and components held for sale (Note 4)	$0.00	$(0.00)	$(0.00)	$(0.00)
Net (loss) for the period	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common stock outstanding	54,470,740	53,730,716	54,450,227	51,159,265

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

					Exploration stage
	Three Months Ended April 30		Nine Months Ended April 30		through April 30,
	2009	2008	2009	2008	2009

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(159,613)	$(765,391)	$(811,187)	$(2,179,169)	$(21,842,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	81,204	112,948	256,099	435,468	3,113,408
Stock issued / allotted for services and licenses	-	147,547	-	147,547	1,516,547
Amortization of fixed assets	-	14,855	-	44,026	259,249
Imputed interest on loans from shareholders	21,900	18,304	67,140	54,908	174,534
Loss on dispositions and writedowns of fixed assets	-	-	-	-	431,707
Gain on disposition of subsidiaries, net of bad debt	-	-	-	-	(1,342,001)
Net change in operating assets and liabilities:
Prepaid expenses and other	977	3,268	53,213	22,225	3,885
Accounts payable and accrued liabilities	32,521	402,252	196,671	283,784	644,574
Liabilities for registration payments	-	-	-	14,000	454,000
Liabilities of component held for sale	-	(292,587)	-	(428,510)	189,721
Net cash and cash equivalent from (used in) operating activities	(23,011)	(358,804)	(238,064)	(1,605,721)	(16,396,667)

Cash and cash equivalent from (used in) investing activities:
Collection of proceeds receivable for disposition of subsidiaries	-	-	100,000	-	881,242
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	(2,150)	(670,321)
Net cash and cash equivalent from (used in) investing activities	-	-	100,000	(2,150)	211,203

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan	-	-	(10,000)	-	(10,000)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	-	-	665,000	11,135,384
Finders' fees paid in respect of private placements	-	-	-	(35,000)	(376,855)
Loans from shareholders	2,294	289,678	22,912	598,678	1,340,073
Repayments of loans from shareholders	-	-	(24,721)	-	(24,721)
Net cash and cash equivalent from financing activities	2,294	289,678	(11,809)	1,228,678	16,256,313

Effect of exchange rate changes on cash	13	(11,683)	698	(31,402)	(42,954)

Increase in cash and cash equivalent	(20,704)	(80,809)	(149,175)	(410,595)	27,895

Cash and cash equivalent, beginning of period	48,622	103,783	177,093	433,569	23

Cash and cash equivalent, end of period	$27,918	$22,974	$27,918	$22,974	$27,918

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2008	54,070,740	$54,071	$200	$100,000	$-	$-	$(38,768)	$19,046,586	$(21,031,104)	$(77,143)	$(1,946,158)

Shares issued pursuant to subscriptions	400,000	400	-	(100,000)	-	-	-	99,600	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	92,798	-	-	92,798
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	22,604	-	-	22,604
Net income for the period	-	-	-	-	-	-	685	-	(596,688)	-	(596,003)

Balance October 31, 2008	54,470,740	$54,471	$200	$-	$-	$-	$(38,083)	$19,261,588	$(21,627,792)	$(77,143)	$(2,426,759)

Stock-based compensation	-	-	-	-	-	-	-	82,097	-	-	82,097
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	22,636	-	-	22,636
Net income for the period	-	-	-	-	-	-	-	-	(54,886)	-	(54,886)

Balance January 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,083)	$19,366,321	$(21,682,678)	$(77,143)	$(2,376,912)

Stock-based compensation	-	-	-	-	-	-	-	81,204	-	-	81,204
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	21,900	-	-	21,900
Net income for the period	-	-	-	-	-	-	13.00	-	(159,613)	-	(159,600)

Balance April 30, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,070)	$19,469,425	$(21,842,291)	$(77,143)	$(2,433,408)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements as of April 30, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2008 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $21,842,291 as of April 30, 2009.  As of April 30, 2009, the Company had a total of $27,918 in cash and cash equivalents and a working capital deficiency, however this amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to collect the proceeds of disposition of the Company’s former Chinese subsidiaries, obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2008 - $100,000) consist of $2,033,196 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2008 - $2,340,800), carried net of a reserve for uncollectible amounts of $2,033,196 (July 31, 2008 - $2,240,800). The Company has collected $307,604 of the receivable in the nine months ended April 30, 2009. See also Note 4.

4. MINERAL PROPERTIES AND JOINT VENTURES

At April 30, 2009, the Company is involved in the following material agreements with respect to mineral properties and exploration licenses.

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
April 30, 2009
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

Of the first RMB 7,000,000, RMB 4,500,000 (approximately $658,000) was collected on the Company’s behalf by an intermediary for exchange and transmission to the company’s office in Canada. To April 30, 2009, RMB 3,140,200 (approximately $466,000) has been successfully remitted to Canada. The remainder of the transmission has not been accomplished and the corresponding receivable has been reserved. See also Note 3.

During the nine months ended April 30, 2009 the Company received RMB 104,050 ($15,212) into the Company’s bank account in China as proceeds of sale of Long Teng fixed assets previously owned by Long Teng but not sold to the purchaser of Long Teng. These proceeds have resulted in $15,212 being recognized as gain on sale of the assets since a reserve for impairment was previously made for the full book value of the assets.

Subsequent to April 30, 2009 the company has signed an additional amending agreement with the purchaser of Long Teng. See note 14.

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
April 30, 2009
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
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

6. ACCOUNTS PAYABLE

On December 18, 2008 the Company granted security over all property of the Company in favor of a consultant as security for the liability to the consultant for fees, with a balance at April 30, 2009 of approximately $CAD 68,047 (approximately $56,990).

7. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan of $50,000 is repayable on demand, the remainder have no stated terms of repayment. The Company has recognized imputed interest in the amount of $ 67,140 in the nine months ended April 30, 2009 (2008 - $54,908) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

8. LEASES

The Company has the following commitments for leased office premises:
Entebbe Uganda - $1,550 per month on month to month basis.

The Company is committed to payments of $C 9,063 (approximately $US 7,590 as at April 30, 2009) per year for the next four years for the lease of a photocopier.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

Warrants outstanding and exercisable as of April 30, 2009 are as follows:

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
		5,913,141

10. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the nine months ended April 30, 2009, the Company accrued $50,000 (2008 - $90,000) to the chief executive officer of the Company for consulting services rendered. $65,915 remains payable as at April 30, 2009 (July 31, 2008  - $ 26,826) in respect of such services in the current and preceding year.  The Company incurred $50,000  to a director of the Company (2008 - $90,000) for geological consulting services rendered. $130,000 remains payable as at April 30, 2009 (July 31, 2008   - $95,000) in respect of such services in the current and preceding year.

Accounts payable includes $36,839 (July 31, 2008  - $ 38,456) payable to companies controlled by the Company’s Chief Executive Officer in respect of short-term advances from those companies. Those advances have no repayment or interest terms. Imputed interest of $1,689 has been recognized on those advances in the nine months ended April 30, 2009.

The Company has an accrued liability of $23,581 to a relative of a director in respect of consulting fees rendered in 2006.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding, July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding, July 31, 2008 and April 30, 2009	1,628,333	1,686,667	0.50	0.16

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted	Aggregate	Expected
				Average Exercise	Intrinsic Value	compensation cost for non-
	High	Low	of Shares	Price		vested awards
	$	$		$		$
Vested at April 30,
2009 and earlier	0.50	0.50	2,802,917	0.50		-
Remainder of 2009	0.50	0.50	86,250	0.50		19,908
2010	0.50	0.50	320,000	0.50		70,883
2011	0.50	0.50	105,833	0.50		15,567
			3,315,000			106,358

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2008	843,944	176,319	0.21
Non-vested options outstanding, April 30, 2009	512,083	108,358	0.21
Options vested in three months ended April 30, 2009	87,583	20,095	0.21

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

If not previously exercised or canceled, options outstanding at April 30, 2009 will expire as follows:

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

The Company has net operating losses carried forward of approximately $9,403,000 for United States tax purposes and $2,633,000 for Ugandan tax purposes which will expire in 2029 if not utilized. The Company has provided a reserve for the full amount of its tax assets.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

13. CONTINGENT LIABILITY

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited (“Kamu Kamu”), a drill contractor used by the Company in Uganda.  Kamu Kamu is seeking special damages in the amount of US$306,595, general damages for inconvenience and suffering, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.  Specifically, Kamu Kamu alleges that African Mineral Fields Limited failed to take steps to ensure that Kamu Kamu was not prevented from continuing drilling under the contract, failed to pay Kamu Kamu for the cost of equipment that became stuck at the drill sites due to unfavorable drilling conditions and failed to give instructions to Kamu Kamu under the agreement for two months.  The Company believes that, other than Kamu Kamu's claim for the cost of the equipment that was lost, Kamu Kamu's claims are without merit and intends to vigorously defend the other claims under the action. The Company is seeking legal advice to deal with the action. The Company has accrued $42,300 liability for this lawsuit, being the total of the estimated minimum liability and legal fees to defend the action. The likelihood and amount of further liability under the action is not determinable at this time.

14. SUBSEQUENT EVENTS

On June 17, 2009, the Company signed an amended sale agreement requiring the purchaser of Long Teng Mining, the Lai group, to pay the Company RMB 13.5 million (approximately $1,979,000) within 10 days of the signing of the agreement. The Company agreed to waive its right to a previously agreed 3% net smelter royalty on mineral production and late payments due according to the November 2008 contract in return for an additional RMB 1.38 million (approximately $202,000) payment that is included in the RMB 13.5 million RMB total payment. If the Lai group does not pay the Company the RMB 13.5 million RMB then the Company has the right to take back its ownership of Long Teng Mining Ltd. without refunding any payments received previously from the Lai group, or the Company may elect to continue to accrue a 10% penalty, RMB 1,228,000 (approximately $180,000) per month, until the Company is paid by the Lai group.

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has a 100% interest in eight mineral properties in Uganda at  Mubende, Lugazi, Mitoma, Mwerusandu, Rubindi, Kigumba, Kidera and Nyanga. The Company has withdrawn from two agreements which gave a right to earn a 60% interest in a ninth property, Mashonga, and a right to earn an 80% interest in a tenth property, Ibanda. The Company previously had the Huidong gold project in China which has been sold, but there is an amount of RMB 13.5 million in proceeds of the sale that remains to be collected.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Canadian Office	Uganda Office
280 Nelson Street Suite 115 Vancouver, BC Canada V6B 2E2 Tel: (604) 694-1432	Plot 1A Mugwanya Road Entebbe, Uganda Tel: +256(0) 7734 63095

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in eight mineral properties in Uganda, the Mubende Property, the Lugazi Property, the Mitoma Property, the Mwerusandu Property, the Rubindi Property, the Kigumba Property, the Kidera Property and the Nyanga Property. The Company also had a right, to earn a 60% interest in the Mashonga Property, and a right to earn an 80% interest in the Ibanda Property. The Company has withdrawn from both of these joint venture agreements at Mashonga and Ibanda.

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

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square kilometers of land partially contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus had the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making a minimum US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners had the right to accept common shares of Magnus in lieu of the cash payments.  As of December 1, 2008, Magnus had paid US$70,000 to its joint venture partners.

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

Yunnan Long Teng Mining Ltd. – Huidong Property

On May 28, 2008, Magnus executed an agreement (the “Transfer Agreement”) with Mr. Jinzang Lai (“Lai”) under which Magnus agreed to sell its 90% interest in Yunnan Long Teng Mining Ltd., which owns the exploration license underlying the Huidong gold exploration property in Sichuan Province, China to Lai.  Under the Transfer Agreement, Magnus was to receive; (i) 7,000,000 yuan (approximately US $1,000.000) within seven days of the execution of the Transfer Agreement; (ii) a further 7,000,000 yuan within seven days of the successful renewal of the exploration license underlying the Huidong property; (iii) a further 4,900,000 yuan within seven days of the transfer of Magnus’ 90% interest in Yunnan Long

Teng Mining Ltd. to Lai; and (iv) a further 2,100,000 yuan within seven days of the transfer of the remaining 10% interest in Yunnan Long Teng Mining Ltd. held by Team 209 to Lai, whether directly from Team 209 or indirectly from Team 209 to Magnus and then to Lai.  In addition, Magnus was to retain a 3% net smelter royalty on any minerals produced from the Huidong property under the exploration license in the future, which were to be paid quarterly.  In late May 2008, Lai forwarded the first payment of 7,000,000 yuan to Magnus. The exploration license underlying the property was successfully renewed by the relevant Chinese authorities and 100% of the ownership interest in the company that possesses the license, Long Teng Mining Ltd., has been transferred to Lai.

On November 12, 2008 the Company collected a further RMB 1,000,000 (approximately $146,000) of the proceeds of sale of Long Teng. On November 16, 2008, the Company signed an amending agreement with the purchaser of Long Teng to amend the due dates of the remaining outstanding proceeds. Under the amendment, RMB 1,000,000 (approximately $146,000) was due for payment by November 30, 2008, RMB 4,000,000 (approximately $584,000) was due for payment by December 31, 2008, RMB 4,000,000 was due for payment by January 31, 2009 and RMB 4,000,000  was due for payment by February 28, 2009. The amendment also made the Company liable for RMB 300,000 (approximately $44,000) of additional costs incurred by the purchaser to settle pre-existing liabilities of Long Teng. The additional liability will be paid by reduction of the final payment under the agreement.

On November 21, 2008 the Company collected RMB 420,000 (approximately $61,000) of the amount due by November 30.

As of 17 June 2009, Magnus has received RMB 8.42 million. On the 17 June 2009, Magnus signed an amended sale agreement requiring the Lai group to pay Magnus RMB 13.5 million within 10 days of the signing of the agreement. Magnus agreed to waive its right to a previously agreed 3% NSR on mineral production and late payments due according to the November 2008 contract in return for an additional 1.38 million RmB payment that is included in the 13.5 million RmB total payment. If the Lai group does not pay Magnus the 13.5 million RmB then Magnus has the right to take back its ownership of Long Teng Mining Ltd. without refunding any payments received previously from the Lai group or Magnus may elect to continue to accrue a 10% penalty, RMB 1,228,000, per month until the Company is paid by the Lai group.

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

Employees

As of April 30, 2009, the Company had no full-time employees (over and above its directors, officers and consultants).

In Uganda, the Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs three persons: one accountant and two housekeepers.

The Company employs one person in China who continues to assist in dealing with matters relating to Long Teng and further payments due to Magnus for the sale of its equity interest in Long Teng.

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

Outlook

At April 30, 2009, the price of gold was $884.90 per ounce compared to $877.20 at April 30, 2008, representing an increase of approximately 0.76%. Other mineral commodity prices have mostly decreased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,433,408 at April 30, 2009.

The Company has withdrawn from the Mashonga and Ibanda agreements.

Beyond the payments that are due to the Company from the sale of Long Teng, the Company will need to raise additional funds through private placements in order to meet its future investment requirements in the above properties. While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the Company may not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company’s consolidated net loss for the three months ended April 30, 2009 was $159,613 or $0.003 per share compared to the consolidated net loss for the corresponding period in the previous year of $765,391 or $0.014 per share for a net decrease of $605,778.  The largest expense was related to stock-based compensation and the second largest expense was related to the professional fees. The primary reason for the great decrease in the quarterly loss from year to year is that the Company has cut back its expenditures to the bare minimum pending collection of the proceeds of sale of Long Teng Mining.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $15,184 in the three months ended April 30, 2009, including geological expenses and exploration licenses. The decrease from the total of $330,291 in the same period of 2008 is due to the decrease in exploration activity at the properties in Africa and the disposition prior to this quarter of the properties in China.

Corporate administration

Corporate administration costs were $34,291 in the current quarter compared to $96,127 in the corresponding period in the previous year, representing a decrease of $61,836. The decrease is primarily due to giving up the office space and laying off staff to conserve money, plus having disposed of the properties in China.

Consulting expenses

Consulting expenses were $nil in the current quarter compared to $102,366 in the corresponding period in the previous year, representing a decrease of $102,366.  The decrease is due to the reduction in consulting personnel, the departure of the Company’s geologist in Uganda effective December 31, 2008 and the Company’s CEO ceasing to draw remuneration effective December 31, 2008.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $23,011 in the current quarter compared to cash uses of $358,804 in the corresponding period in the previous year. The decrease of $335,793 can be attributed to reducing exploration and administrative activity in an effort to minimize expenditures.

Financing Activities

The Company had cash provided from financing activities of $2,294 in the current quarter compared to $289,678 cash provided in the corresponding period of the previous year. The difference is due to receiving less in shareholder loans in the current period.   For financing activities undertaken by the Company subsequent to the end of the current quarter, if any, see “Transactions with Related Parties / Subsequent Events”.

Liquidity and Capital Resources

At April 30, 2009 the Company’s total assets were $38,547 as compared to $340,935 at July 31, 2008. Long-term liabilities as of April, 2009 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $2,433,408 at April 30, 2009.

As of April 30, 2009 the Company has received no-interest loans from various shareholders in the amount of $1,460,260. The Company has recognized imputed interest of $21,900 in the three months ended April 30, 2009 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, and operations (including financial commitments with respect to the properties in Uganda, as described above).

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $21,842,291 as of April 30, 2009.  As of April 30, 2009, the Company had a total of $27,918 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On April 30, 2008, the exchange rate was UGX 2156.0 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On April 30, 2009, the exchange rate was RMB 1 = US $0.1466.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu is seeking special damages in the amount of US$306,595, general damages for inconvenience and suffering, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.  Specifically, Kamu Kamu alleges that African Mineral Fields Limited failed to take steps to ensure that Kamu Kamu was not prevented from continuing drilling under the contract, failed to pay Kamu Kamu for the cost of equipment that became stuck at the drill sites due to unfavorable drilling conditions and failed to give instructions to Kamu Kamu under the agreement for two months.  The Company believes that, other than Kamu Kamu's claim for the cost of the equipment that was lost, Kamu Kamu's claims are without merit and intends to vigorously defend the other claims under the action. The Company has sought legal advice to deal with the action and meetings have taken place involving representatives and legal counsel of  African Mineral Fields and Kamu Kamu regarding settling the matter out-of-court. As of 10 June, 2009 African Mineral Fields has offered $22,300 to replace the lost equipment and is yet to receive a response from Kamu Kamu. The Company has accrued $42,300 liability for this lawsuit, being the total of the estimated minimum liability and legal fees to defend the action. The likelihood and amount of further liability under the action are not determinable at this time.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the quarter ended April 30, 2009, the Company had an operating loss of $160,059. At  April 30, 2009, the Company had a working capital deficiency of $2,433,408. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

THE COMPANY’S PRESIDENT AND CHIEF EXECUTIVE OFFICER, GRAHAM TAYLOR, ALSO SERVES AS AN OFFICER OR DIRECTOR FOR OTHER ACTIVE COMPANIES.

Mr. Taylor also serves as president, chief executive officer and/or director for other active companies, including Arcview Entertainment Inc. (a motion picture distribution company).  This list may also expand in the future.

Mr. Taylor currently devotes 80% of his time to Magnus, and 20% to Arcview Entertainment.  As Mr. Taylor focuses part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of June, 2009.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By:	/s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 19, 2009
Graham Taylor

/s/ Steven Tan	Director	June 19, 2009
Steven Tan