Form 10-K
period 2009-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2009-11-13
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-49961

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0351859
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

115 – 280 Nelson Street,
Vancouver, BC Canada	V6B 2E2
(Address of Principal Executive Offices)	(Zip Code)

1-604-694-1432 (Registrant's Telephone Number, Including Area Code)

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

State issuer’s revenues for its most recent fiscal year.  July 31, 2009: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of October 29, 2009, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $958,435.

Outstanding Common Stock: As of October 29, 2009, the Company had 54,470,740 shares of Common Stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in eight mineral properties: Mubende, Mwerusandu, Lugazi, Mitoma, Rubindi, Kigumba, Kidera and Nyanga. The Company has previously been focused on gold projects in China from 2004 to 2006 with its key mineral project being the Huidong Property. The Huidong project has been sold.

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in eight mineral properties (comprising 25 mineral exploration licenses) in Uganda: Mubende, Mwerusandu, Lugazi, Mitoma, Buhweju East, Kigumba, Kidera and Nyanga. The Company also had a right, to earn a 60% interest in the Mashonga Property, and a right to earn an 80% interest in the Ibanda Property. The Company withdrew from both of these joint venture agreements at Mashonga and Ibanda in December 2008. Magnus intends to transfer 10 of its mineral exploration licenses to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008.

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

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional exploration license covering 147.63 sq. km.  During fiscal year 2008, three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property comprised of four exploration licenses covering 175.43 sq. km.

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

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional two exploration licenses covering 159.49 sq. km.  In fiscal year 2008, four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is comprised of seven exploration licenses covering 359.49 sq. km.

During fiscal year 2008, a limited infill soil survey was completed at the Kabira license on the Mitoma Property. Some 43 soil samples were collected to test previous anomalies delineated in previous exploration. The results do not indicate an extensive zone of anomalous soil values.

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

The Mubende Property comprises three exploration licenses covering 780 sq. km. One exploration licence, EL0121 with an area of 71.2 sq. km expired in fiscal 2009 and was relinquished.

During the fiscal year 2008, a total of 1,001 soil samples and 46 rock grab samples were collected on the Mubende Property along regional lines to test the edges of a large granite batholith. The Company believes that the numerous gold and tungsten occurrences on the Property as well as alluvial mining operations to the west of the Property have a source from the edges of this granite body.

Lugazi Property

AMF acquired a 100% right, title and interest in and to a mineral exploration license covering 261 square kilometers of land in central Uganda (the “Lugazi Property”) on September 1, 2006 under an agreement (the “Lugazi Agreement”) with Flemish.  The terms of the Lugazi Agreement are the same as those of the Mubende Agreement, and to date there is not a measured or indicated resource on the Lugazi Property and no additional shares have been issued to Flemish.  Since acquiring the Lugazi Property, AMF has received four additional exploration licenses covering 1,359.17 sq. km.  During fiscal year 2008, one license was renewed for a period of two years, with a 50% reduction in area, so that the Lugazi Property is now comprised of five exploration licenses covering 1,487.69 sq. km.

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

Mashonga Property

On August 30, 2007, AMF entered into a joint venture agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting two mineral exploration licenses and three location licenses covering 460.87 square km of land partially contiguous to AMF’s Mitoma Property in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, Magnus had the right to earn a 60% interest in the Mashonga Property by making aggregate cash payments of US$650,000 to its joint venture partners, making a minimum US$4 million in property exploration expenditures and completing a pre-feasibility study on the property by August 30, 2012.  Magnus’ joint venture partners had the right to accept common shares of Magnus in lieu of the cash payments.  As of December 1, 2008, Magnus had paid US$70,000 to its joint venture partners.

At the Mashonga Property a preliminary soil sample program was completed over targets with high-grade trench and rock sample values from previous exploration activities, as well as from regional soil lines, to investigate additional targets. In total, 127 soil samples were collected; results were mixed, showing good anomalous values over one target while having inconsistent values over the other target.  The Company also conducted an alteration mapping survey using PIMA analysis of surface rock samples. The alteration pattern indicated an important transition from acidic to alkaline regime along a prominent northwest structure. An RC drill program was conducted at the Mashonga small-scale mine site during the summer 2008. A total of 667m was completed in 7 holes beneath the Mashonga mine.

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

Other Projects

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba Property”) was granted to the Company. A 20km long uranium anomaly on the license was picked up by processing the data from the airborne geophysical survey which is being flown over 80% of Uganda. Since acquiring this licence, three additional licences totalling 1402.55 square kilometers were also acquired.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired.

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

On May 28, 2008, Magnus executed an agreement (the “Transfer Agreement”) with Mr. Jinzang Lai (“Lai”) under which Magnus agreed to sell its 90% interest in Yunnan Long Teng Mining Ltd., which owns the exploration license underlying the Huidong gold exploration property in Sichuan Province, China to Lai.  Under the Transfer Agreement, Magnus was to receive; (i) 7,000,000 RmB (approximately US $1,000.000) within seven days of the execution of the Transfer Agreement; (ii) a further 7,000,000 RmB within seven days of the successful renewal of the exploration license underlying the Huidong property; (iii) a further 4,900,000 RmB within seven days of the transfer of Magnus’ 90% interest in Yunnan Long Teng Mining Ltd. to Lai; and (iv) a further 2,100,000 RmB within seven days of the transfer of the remaining 10% interest in Yunnan Long Teng Mining Ltd. held by Team 209 to Lai, whether directly from Team 209 or indirectly from Team 209 to Magnus and then to Lai.  In addition, Magnus was to retain a 3% net smelter royalty on any minerals produced from the Huidong property under the exploration license in the future, which were to be paid quarterly.  In late May 2008, Lai forwarded the first payment of 7,000,000 RmB to Magnus. 100% of the ownership interest in the company that possesses the license, Long Teng Mining Ltd., was transferred to Lai in July 2008. The exploration license underlying the property was successfully renewed by the relevant Chinese authorities in September 2008.

On November 12, 2008 the Company collected a further RMB 1,000,000 (approximately $146,000) of the proceeds of sale of Long Teng from Lai. On November 16, 2008, the Company signed an amending agreement with Lai to amend the due dates of the remaining outstanding proceeds. Under the amendment, RMB 1,000,000 (approximately $146,000) was due for payment by November 30, 2008, RMB 4,000,000 (approximately $584,000) was due for payment by December 31, 2008, RMB 4,000,000 was due for payment by January 31, 2009 and RMB 4,000,000 was due for payment by February 28, 2009. The amendment also made Magnus liable for RMB 300,000 (approximately $44,000) of additional costs incurred by Lai to settle pre-existing liabilities of Long Teng. The additional liability would be paid by reduction of the final payment under the agreement. On November 21, 2008 the Company collected RMB 420,000 (approximately $61,000) of the amount that was due by November 30. The Company did not receive the rest of the payment due by November 30 or the payments that were due on December 31, 2009, January 31, 2009 and February 28, 2009.

As of 17 June 2009, Magnus had received a total of RMB 8.42 million out of the 21 million RMB Long Teng sale price originally agreed to on May 28, 2008. On 17 June 2009, Magnus signed a new amended sale agreement requiring the Lai group to pay Magnus RMB 13.5 million within 10 days of the signing of the agreement. Magnus agreed to waive its right to a previously agreed 3% NSR on mineral production and late payments due according to the November 2008 contract in return for an additional 1.38 million RmB payment that was included in the 13.5 million RmB total payment.According to the new agreement, if the Lai group were not to pay Magnus the 13.5 million RmB then Magnus would have the right to take back its ownership of Long Teng Mining Ltd. without refunding any payments received previously from the Lai group or Magnus may elect to continue to accrue a 10% penalty, RMB 1,228,000, per month until the Company is paid by the Lai group. The Company did not receive the RMB 13.5 million within 10 days of the signing of the agreement.

On May 9, 2009 the Lai group entered into an agreement with a new buyer, Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million. As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, Mr. He verbally agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead. As at July 31, 2009 no formal written agreement had been consummated by Magnus and Mr. He. A formal agreement was signed on September 3, 2009. See subsequent events section.

As at July 31, 2009, Magnus had received a total of RMB 8.42 million (about $1,234,000) in proceeds from the sale of Long Teng and was still owed 13.5 million RMB (about $1,976,000).

Yunnan Western Mining Co., Ltd. – Mangshi Property

Under the Modification Agreement (described above), Magnus agreed to transfer its interest in Western Mining to Team 209 in exchange for Team 209’s interest in Long Teng Mining.  The Modification Agreement was consummated and accordingly Magnus has no ownership interest in the Mangshi Property or Western Mining.

On November 25, 2005, Magnus acquired 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc.  Golden River was a party to a co-operative joint venture agreement dated August 29, 2003 (the “Mangshi Agreement”) with Team 209.  Under the Mangshi Agreement, Golden River and Team 209 formed Western, a sino-foreign joint venture company which held the rights to the Mangshi Property, a mineral exploration property comprising approximately 113.96 square kilometres in Yunnan Province.  Golden River had the right to earn a 90% interest in Western Mining, with Team 209 retaining the other 10%.

Corporate Structure

The Company has one wholly owned subsidiary, African Mineral Fields Inc. (incorporated under the laws of the British Virgin Islands), which in turn has incorporated two subsidiaries, African Mineral Fields Limited and AB Mining Limited (both incorporated under the laws of Uganda).

The following chart describes the Company’s corporate structure and material subsidiaries:

Notes:

Employees

As of November 1, 2009, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

The Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employs three persons: one accountant and two housekeepers.

The Company employs one person in China who continues to assist in dealing with matters relating to Long Teng and further payments due to Magnus for the sale of its equity interest in Long Teng.

The Company uses consultants with specific skills to assist with various aspects of its exploration, project evaluation, due diligence, acquisition initiatives, corporate governance, property management, and with accounting and legal matters.

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

Environmental Regulation

The Company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment in North America and Uganda. These laws often change and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations.

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

Subsequent Events

On May 9, 2009 the Lai group entered into an agreement with a new buyer for Long Teng Minging, Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million.  As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, on September 3, 2009, Magnus entered into an agreement with the Lai group and Mr. He under which Mr. He agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead.  This RMB 13,500,000 is payable to Magnus under the agreement as follows: RMB 5,000,000 is payable upon issuance of a new business license of Long Teng to Mr. He or his designee; RMB 4,865,000 is payable to Magnus and 135,000 is payable to Yunnan Beichuan Law firm on or before September 28, 2009; and RMB 3,500,000 is payable on or before October 28, 2009.  Under the agreement, Magnus is required to pay a commission of RMB 135,000 and legal fees to Yunnan Beichuan Law firm which is acting as a trust agent for the funds.  As at the 10 November 2009, a new business license has been issued reflecting that ownership of Long Teng has been transferred to Mr. He. Consequently, Magnus has received RMB 10,000,000 (approximately $1.466 million) pursuant to the agreement and has paid RMB 135,000 in commission and 50,000 in legal fees to Yunnan Beichuan Law firm. As at November 12, 2009, the remaining 3.5 million RmB (approximately $510,000) related to the sale of Long Teng Mining in China has not been received by Magnus.

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu Kamu under which Kamu Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu Kamu for each property that cannot be transferred.  The mineral properties are in the process of being transferred, and the Company does not foresee any difficulties in transferring all of the properties to Kamu Kamu.

Magnus intends to transfer the following ten licenses to Kamu Kamu as part of the settlement: EL0005, EL0020, EL0022, EL0023, EL0167, EL0187, EL0188, EL0196, EL0199 and EL0200. One of the licenses is part of the Mwerusandu Project (EL0022). Four of the licenses are part of the Mitoma Property (EL0005, EL0023, EL0187 and EL0188). Five of the licenses comprise the Lugazi Property (EL0020, EL0167, EL0196, EL0199 and EL0200).

Between July 31, 2009 and November 12, 2009, 1,091,374 warrants have expired. 2,134,517 warrants remain outstanding and exercisable at November 12, 2009.

Three of the Company’s exploration licenses in Uganda expired in August 2009: EL0116, EL0122 and EL0123. The Company has reapplied for EL0122 and EL0123.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended July 31, 2009, the Company had an operating loss of $795,511. At July 31, 2009, the Company had a working capital deficiency of $2,485,548. Magnus needs to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.

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

There is only a limited trading market for the Company’s shares. The Company’s common stock is quoted for trading on the Pink Sheets quotation market and “bid” and “asked” quotations regularly appear on the Pink Sheets quotation market under the symbol “MGNU”. There can be no assurance that the Company’s common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company’s common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules”, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

In the event of a dispute arising at or in respect of our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States, Canada or other jurisdictions.  We may also be hindered or prevented from enforcing our rights with respect to a governmental entity or instrumentality because of the doctrine of sovereign immunity.

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

Mr. Taylor also serves as president, chief executive officer and/or director for Arcview Entertainment Inc. (a motion picture distribution company).  This list may also expand in the future.

Mr. Taylor currently devotes 90% of his time to Magnus and 10% to Arcview Entertainment.  As Mr. Taylor focuses part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

▪	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

▪	Availability and costs of financing;

▪	Ongoing costs of production;

▪	Market prices for the minerals to be produced;

▪	Environmental compliance regulations and restraints; and

▪	Political climate and/or governmental regulation and control.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Summary

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties.  Magnus’ objective is to develop a balanced portfolio of early-to-advanced stage projects and is currently focused on gold, uranium and rare earth mineral projects in Uganda.  The Company has a 100% interest in eight mineral properties in Uganda at Mubende, Lugazi, Mitoma, Mwerusandu, Rubindi, Kigumba, Kidera and Nyanga. In December 2008, the Company relinquished both its right to earn a 60% interest in a ninth property, Mashonga, and its right to earn an 80% interest in a tenth property, Ibanda.

Properties in Uganda

Geological Map of Uganda Identifying the Company’s Properties

The following disclosure with respect to the Lugazi, Mubende, Mitoma and Mwerusandu Properties is based on a technical report dated May 15, 2007 (the “Uganda Technical Report 1”) prepared by Martin Taylor, an independent consulting geologist hired to complete Canadian NI-43101 compliant reports on behalf of Magnus . The following disclosure with respect to Mashonga is based on the report dated October 10, 2007 (the “Uganda Technical Report 2”) prepared by Martin Taylor. The report is filed at www.sedar.com.

Property Description and Location

The Lugazi, Mubende, Mitoma, Mwerusandu, Rubindi, Kigumba, Kidera and Nyanga Properties comprising approximately 5,796.44 sq. km. are located in central, southern and southwestern Uganda in East Africa.  The properties are covered by valid exploration licenses, 26 in total.

Lugazi Property

The Lugazi Property is located some 50 km east of the capital Kampala in the Mukono district of southern Uganda, and is approximately centred at Latitude 0° 18’N and Longitude 32° 52’E.  The Property consists of five exploration licenses covering an area of approximately 1,487.69 sq. km.

Mubende Property

The Mubende Property is located some 100 km west-northwest of the capital Kampala in the Mubende and Kiboga administrative districts of south-central Uganda. The Property is approximately centred at Latitude 0° 34’N and Longitude 31° 46’E, and consists of two exploration licenses covering approximately 780 sq. km.

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

Mwerusandu Property

The style of gold mineralization at the Mwerusandu area is associated with sedimentary rocks located in antiforms within the Karagwe-Ankolean system and in conjugate fracture sets in quartzites close to the contact with large granite batholiths termed arena granites. Disseminated sulphides have been observed in some quartzite and schistose lithologies on the property, supported by numerous past gold, tin, tantalum and tungsten alluvial workings within the property. A light green, arsenic rich alteration phase identified as scorodite is also associated with gold mineralization at the Nyamulindira license. A TAG model is being used in an attempt to understand the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.

Mashonga Property

The style of gold mineralization at the Mashonga area is associated with shear zones hosted by early-Proterozoic schists which are adjacent to late tin-bearing granite intrusions. An unconformity related gold system is used to model the style of mineralisation, with the younger, mid-Proterozoic Karagwe-Ankolean system forming an unconformable relationaship with the older Buganda Toro system. In the basement schists and granites, a TAG model was being used in an attempt to understand the mineralization where an Intrusion Related Gold system is expected along with skarn and pegmatite host rocks.

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

In the Mashonga area the Company believes there is an IRG style of mineralization. This model takes into account both large veins which occur on the margins of granite bodies as well as granite hosted sheeted, stockwork or pegmatitic veins. In the larger veins such as mined at Mashonga, high gold grades can be expected.  Any potential economic deposit, however, is more likely to be a lower grade, granite hosted system which calls for alternative exploration techniques (multi-element geochemistry, IP to detect zones of silicification, magnetic halo anomalies, recognition of metal/element assemblages and unique features such as unidirectional solidification textures, greisens and pegmatites).

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

Kidera Property

The style of mineralization at the Kidera area is expected to be related to a large 7km by 5km circular radiometrics anomaly, which was identified from the airborne geophysical survey covering 80% of the country. This radiometrics anomaly has a similarity in size to the carbonatite complexes such as Tororo and Sukulu Hills, located in the southeastern part of Uganda. The large anomaly will be examined for vermiculite, phosphate and rare earth metals, commonly associated with carbonatite rocks.  In addition, a field of distinct magnetic bullseyes, will be tested for diamond potential, as they resemble kimberlite pipes.

Nyanga Property

The style of mineralization at the Nyanga area is tantalum which is associated with large pegmatite bodies that are hosted by metasedimentary rocks of Karagwe-Ankolean age. Mining operations at three locations at Nyanga occurred during the 1930 – 1960’s producing a total of 130,000t tantalum. These operations were suspended in 1960. The Nyanga deposit is hosted by a pegmatite body measuring 370m and with a width of approximately 54m.

Exploration

Lugazi Property

A detailed soil sampling program comprising over 1500 soil samples delineated a strong 300 – 700m wide gold-in-soil anomaly over a length of 3.5 km. The anomaly is offset to the east, and there are indications that the anomaly is open ended in this direction. A fixed wing, high resolution airborne magnetic and radiometric survey was flown on the Lugazi licence and covered 574.5 sq km at 200m line spacing. The results from the survey show a close correlation between the gold-in-soil anomaly and magnetic rich stratigraphic horizons as well as elevated potassic levels.

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

Mubende Property

A regional alteration and structural interpretation over Mubende has been completed. This information together with the historical airborne geophysical data indicates that the eastern end of the Singo batholith could be prospective for granite related gold systems. A follow-up soil geochemical program was completed, which targeted the northern and southern boundaries of the granite batholith. In total 1,001 soil samples were collected along lines on elevated topography to avoid the wide swampy drainages in this region. The samples were sieved to -80 mesh fraction and analyzed for gold by means of aqua regia and AAS finish. Prior to these soil samples, a program of low level terra leach soil sampling was completed over the southwestern portions of the licence. A total of 554 terra leach samples were collected. The results of the soil sampling have not delineated any clear targets to follow up.

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

Exploration at the southern licences, called Kabira (EL 0005, 0117, 0187, 0188), has included the collection of 957 soil samples, which were analysed for low level gold by means of terra leach method. The results show very low levels of gold associated with the metasediments of the Karagwe-Ankolean system. The main anomalous area is located in the south-eastern portion of EL0005 where gold shows a clear correlation with copper. During fiscal year 2008, a limited infill soil survey was completed at the Kabira license on the Mitoma Property. Some 43 soil samples were collected to test previous anomalies delineated in previous exploration. The results do not indicate an extensive zone of anomalous soil values.

Mwerusandu Property

Exploration activity at the Mwerusandu Property has included: soil sampling over the Nyamulindira and Kiana Mine licences and preparation was made for a planned 500m RC drill program which has not been executed. A total of 1,016 terra leach soil samples have been collected, mostly in the northern part of the area, which has defined a clear gold in soil anomaly hosted by quartzites and schist’s of the mid-Proterozoic Karagwe-Ankolean system, parallel to the contact with a granitoid body, referred to as ‘arena’ granites. The northern part of the soil anomaly is 200m in length and covers a silica-scorodite altered rock outcrop, while further to the south a 1km long anomaly is situated in a similar stratigraphic setting close to the granite contact. The main target at Nyamulindira remains a scorodite rich quartzite with 4-6 g/t of gold in rock grab samples and  a trench intersection of 20.4 g/t of gold over 3.5m. The eastern Mwerusandu licenses are located in a tin – beryllium rich belt and close to the historical Mwerusandu tin mine which was mined up to the 1950’s.

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

The results of the soil sampling showed no continuous gold anomalism. The results did show one point low-level anomalies, with values reaching a maximum of 50 ppb gold. Based on the results of this sampling the results reported by Roraima should be taken into context. They reported very high soil values (up to 11,170 ppb) but these values were not repeated during the Company’s soil program.

The Company withdrew from the Ibanda joint venture in December 2008.

Rubindi, Kiguma, Kidera and Nyanga Properties

These licenses were only acquired in early 2008, and to date little exploration activity has been completed. Some reconnaissance visits were conducted in August and September of 2008 to assess the most optimum methods of exploration.

Future Plans

The largest expected source of capital for the year 2009-10 is the collection of monies owed to Magnus from the sale of Long Teng Mining in China. Magnus received 10 million RmB (approximately $1.466 million) in October 2009. 3.5 million RmB (approximately $510,000) remains to be collected.

Magnus was sent RMB 7 million as the first payment for the sale of Long Teng Mining in late May 2008. RMB 4.5 million of these monies were sent from the purchaser’s bank account to the bank account of an intermediary. Of these monies, the Company has so far received US $476,000 and is owed approximately US $182,000 which is fully reserved – the balance of the RMB 7 million. The Company intends to collect the remaining balance in fiscal year 2010.

On its core properties in Uganda, Magnus intends to undertake low cost exploration and add significant value by evaluating new targets generated by the high resolution geophysical survey that has been completed over 80% of the country. The Company is targeting strategic minerals, in particular uranium, lithium, tantalum, Rare Earths and vermiculite, while at the same time investigating kimberlite potential (for diamonds) and expanding the existing knowledge base for gold mineralization.

Over the course of fiscal year 2010, the Company intends to evaluate its Ugandan exploration portfolio and determine which projects it can reasonably maintain where it can conduct cost-effective further exploration and which projects will require significant capital that necessitates teaming up with joint venture partners.

Leased Office Space

The Company currently leases an administrative office in Entebbe, Uganda.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approximate monthly cost

Plot 1A, Mugwanya Road Entebbe, Uganda	Shared Space, 2,500 square feet	To September 30, 2008, month-to-month thereafter	USD$1,100

ITEM 3.  LEGAL PROCEEDINGS

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu Kamu under which Kamu Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu Kamu for each property that cannot be transferred.  The mineral properties are in the process of being transferred, and the Company does not foresee any difficulties in transferring all of the properties to Kamu Kamu.

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

Quarter Ended

2003	High Trade	Low Trade
April 30	0.025	0.015
July 31	1.50	0.03
October 31	2.25	0.505

2004
January 31	0.725	0.25
April 30	1.35	0.495
July 31	1.11	0.85
October 31	1.26	0.90

2005
January 31	1.70	1.18
April 30	2.35	1.55
July 31	1.99	1.65
October 31	1.80	1.64

2006
January 31	2.25	1.60
April 30	3.93	2.10
July 31	2.50	1.73
October 31	1.93	1.19

2007
January 31	1.40	.44
April 30.53		.35
July 31.61		.50
October 31.58		.37

2008
January 31.55		.26
April 30.37		.29
July 31.31		.21
October 31.25		.04

2009
January 31.08	.015
April 30.05	.0011
July 31.045	.004
October 31.05	.013

Holders

As of October 14, 2009, Magnus had at least 226 shareholders of record.

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

Sales of Unregistered Securities

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

The funds received from the investors mentioned above were used for corporate purposes including but not limited to property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses, working capital and property payments.

ITEM 6.  SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005	2004

Loss from Continuing Operations	859,608	2,871,756	3,334,437	6,976,433	2,051,850	1,737,327
Loss from Continuing Operations per share	0.02	0.06	0.08	0.20	0.08	0.08
Total Assets	71,179	340,935	654,979	1,251,451	2,233,599	838,169

See notes 1 and 4 to the financial statements included herein for details of business combinations and components held for sale which affect the comparability of this data.

See Item 1A herein for explanation of risk factors which may cause this data not to be indicative of future financial condition or results of operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2009, and the related notes thereto.

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

Outlook

At July 31, 2009, the price of gold was $954.50 per ounce (source: www.kitco.com) compared to $911.20 at July 31, 2008, representing an increase of approximately 4.8%. Similarly, the value of copper and the value of silver both increased during the same period.  Gold and other commodities prices have mostly increased since 31 July 2008 but future prices are uncertain. On November 4, 2009, the price of gold was $1,091.90 per ounce.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices and successful financing, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $2,485,548 at July 31, 2009.

The Company has 100% ownership of its Uganda projects and no longer has any joint venture projects that require it to make expenditures to earn its interest. Magnus withdrew from its Mashonga and Ibanda joint ventures in December 2008.

While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company's consolidated net loss for the current fiscal year was $795,511 or $0.01 per share compared to the previous year’s consolidated net loss of $1,618,023 or $0.03 per share. The net loss in the year ended July 31, 2007 was $4,502,428, or $0.11 per share.  The largest expense in 2009 was related to the cost of exploration of the properties in Uganda (see “Property Agreements”). The second largest expense in 2009 was related.to stock-based compensation.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $212,572 in 2009, including geological expenses and exploration licenses. Exploration expenses decreased from a total of $997,543 in 2008 and $1,645,479 in 2007. The decrease in 2009 is mostly due to the suspension of any major exploration activity in Uganda by Magnus after October 2008 because of lack of available capital.  In 2007 and 2008 the decrease in exploration expenditure was due to the decrease in exploration activity at the properties in China, partly offset by exploration expenses incurred on the African projects since the acquisition of African Mineral Fields.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $194,274 in the current fiscal year compared to $381,687 in 2008 and $246,772 in 2007.  The decrease over 2008 is due to the elimination of the Vancouver office and all of its full-time employees, the elimination of investor relations activities due to poor stock market conditions for most of fiscal 2009, and a reduction in travel expenses due to the elimination of travel on capital raising trips and to investor and industry conferences.

Registration payment arrangements

See Part II, Item 5 above, and Note 9 to the financial statements included herein for details on the registration payment arrangements.

Stock-based compensation

Stock-based compensation expenses of $165,819 decreased from $528,266 in 2008 and $411,546 in 2007. The increase from 2007 to 2008 is due to the effect of re-pricing options in 2008. The decrease from 2008 to 2009 is due to granted options becoming fully vested in 2009.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $252,385 in the current fiscal year compared to cash uses of $2,419,650 in 2008 and $2,614,207 in 2007.   The decrease from 2008 is primarily due to the suspension of any major exploration activity in Uganda by Magnus since October 2008 and also due to the elimination of the Vancouver office and all of its full-time employees. This resulted in greatly reduced business activity of the Company in fiscal year 2009. The decrease from 2008 to 2007 is insignificant but reflects the elimination of exploration activities in China.

Financing Activities

The Company used cash for financing activities of $4,696 in the current fiscal year compared to receiving cash of $1,354,767 in 2008 and $2,756,377 in 2007. The decrease in financing activities in 2009 reflects the global economic slowdown in fiscal year 2009 and an extreme reduction in the allocation of capital towards earlier stage exploration companies. The decrease in 2008 was due to a more difficult capital raising environment for earlier stage exploration companies in 2008 than in 2007.

Liquidity and Capital Resources

At July 31, 2009, the Company's total assets were $71,179 as compared to $340,935 in 2008 and $654,979 in 2007. Long-term liabilities as of July 31, 2009 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $2,485,548at July 31, 2009.

Major cash commitments in the next fiscal year are related to proposed exploration activities in Uganda and corporate administration.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $21,826,615 as of July 31, 2009.  As of July 31, 2009, the Company had a total of $20,704 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As of 31 July 2009, the Company did not have proven or probable reserves.

Transactions with Related Parties / Subsequent Events

In relation to Long Teng Mining Ltd. in China, on May 9, 2009 the Lai group entered into an agreement with Mr. Peijan He under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million.  As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, on September 3, 2009, Magnus entered into an agreement with the Lai group and Mr. He under which Mr. He agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead.  This RMB 13,500,000 is payable to Magnus under the agreement as follows: RMB 5,000,000 is payable upon issuance of a new business license of Long Teng to Mr. He or his designee; RMB 4,865,000 is payable to Magnus and 135,000 is payable to Yunnan Beichuan Law firm on or before September 28, 2009; and RMB 3,500,000 is payable on or before October 28, 2009 after the capital verification process has been completed for Long Teng by the relevant government authorities in Yunnan.  Under the agreement, Magnus is required to pay a commission of RMB 135,000 and legal fees to Yunnan Beichuan Law firm which is acting as escrow agent for the funds.  As at the 10 November 2009, a new business license has been issued reflecting that ownership of Long Teng has been transferred to Mr. He. Consequently, Magnus has received RMB 10,000,000 pursuant to the agreement and has paid RMB 135,000 in commission and 50,000 in legal fees to Yunnan Beichuan Law firm.  As at November 12, 2009, the remaining 3.5 million RmB (approximately $510,000) related to the sale of Long Teng Mining in China has not been received by Magnus.

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu Kamu under which Kamu Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu Kamu for each property that cannot be transferred.  The mineral properties are in the process of being transferred, and the Company does not foresee any difficulties in transferring all of the properties to Kamu Kamu. Magnus intends to transfer the following ten licenses to Kamu Kamu as part of the settlement: EL0005, EL0020, EL0022, EL0023, EL0167, EL0187, EL0188, EL0196, EL0199 and EL0200. One of the licenses is part of the Mwerusandu Project (EL0022). Four of the licenses are part of the Mitoma Property (EL0005, EL0023, EL0187 and EL0188). Five of the licenses comprise the Lugazi Property (EL0020, EL0167, EL0196, EL0199 and EL0200).

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On November 5, 2009, the exchange rate was UGX 1,881.5 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On November 5, 2009, the exchange rate was RMB 1 = US $0.1466.

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
(An exploration stage company)

We have audited the accompanying consolidated balance sheet of Magnus International Resources Inc. (an exploration stage company) as of July 31, 2009 and July 31, 2008, the related consolidated statements of stockholders’ equity (deficit), operations and cash flows for the years ended July 31, 2009 and July 31, 2008 and for the period from August 1, 2002 (re-entered into exploration stage on June 2, 2003 described in Note 2) to July 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of July 31, 2005 and for the cumulative period from August 1, 2002 to July 31, 2005 were audited by other auditors whose reports dated October 31, 2003, October 15, 2004 and November 15, 2005 expressed unqualified opinions on those statements.  The financial statements for the period from August 1, 2002 to July 31, 2005 include total revenues and net loss of $nil and $5,585,963 since inception ($77,143 before re-entering into exploration stage and $5,508,820 after re-entering into exploration stage), respectively.  Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period August 1, 2002 (re-entered into exploration stage on June 2, 2003) to July 31, 2009, insofar as it relates to amounts for prior periods through July 31, 2005 is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2009 and July 31, 2008 and the results of its operations and its cash flows for the years ended July 31, 2009 and July 31, 2008, and for the cumulative period from August 1, 2002 (re-entered into exploration stage on June 2, 2003) to July 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

November 12, 2009

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$20,704	$177,093
Prepaid expenses and other	50,475	63,842
Proceeds of disposition receivable (Note 3)	-	100,000
Total current assets	71,179	340,935

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$71,179	$340,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable (Note 5)	$23,842	$30,715

Accounts payable including related party payable of $146,411 (July 31, 2008 - $83,312) (Note 10 )	683,181	376,285
Accrued liabilities including related party liabilities of $153,581 (July 31, 2008 - $87,381) (Note 10 )
	263,457	236,024
Liabilities for registration payments	122,000	182,000
Loans from shareholders (Note 6 )	1,464,246	1,462,069
Total current liabilities	2,556,727	2,287,093

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12 and 14)

STOCKHOLDERS' DEFICIT
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2008 - 54,070,740	54,471	54,071
Preferred stock (Note 9)
Authorized 1,000,000 shares at par value of $0.001 each
Authorized 100,000 Class A shares
Issued and outstanding:
200,000 Series "B" (July 31, 2008 - 200,000)	200	200
Subscriptions received		100,000
Additional paid-in capital	19,401,615	19,046,586
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(21,826,615)	(21,031,104)
Accumulated other comprehensive loss	(38,076)	(38,768)
Total stockholders' deficit	(2,485,548)	(1,946,158)

Total liabilities and stockholders' deficit	$71,179	$340,935

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

				Exploration stage
				through July 31,
	2009	2008	2007	2009

EXPENSES
Consulting	$80,949	$325,222	$345,548	$2,691,165
Finder fees	-	-	-	674,375
Investor relations	(10,735)	30,461	37,798	1,811,030
Legal and professional fees	113,084	173,019	307,367	1,258,427
Exploration licenses	26,861	105,101	67,515	944,754
Geological expenses	185,710	892,442	603,313	2,049,444
Amortization	-	53,997	47,823	159,881
Salaries and benefits	146,655	206,475	310,541	1,148,658
Stock-based compensation	165,819	528,266	411,546	3,023,128
Registration payment arrangements	(60,000)	14,000	440,000	394,000
Travel	6,256	108,343	188,696	993,503
Write-down of abandoned assets (Note 4)	-	83,204		83,204
Write-down of impaired assets	-	-	365,316	365,316
Other administrative expenses	205,009	351,226	208,974	2,234,525
Total expenses	859,608	2,871,756	3,334,437	17,831,411

Net (loss) from continuing operations	(859,608)	(2,871,756)	(3,334,437)	(17,831,411)

Gain on sales of subsidiaries (Note 4)		1,342,001	-	3,582,801
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	217,845	-	-	(2,022,955)
Gain/loss on sales of impaired assets of subsidiaries	15,212	-		15,212
Loss from discontinued operations of components held for sale (Note 4)	(168,959)	(88,268)	(1,167,991)	(5,570,261)

Net (loss) for the period	(795,511)	(1,618,023)	(4,502,428)	(21,826,614)

Other comprehensive income (loss)
Foreign currency translation	692	14,004	(38,069)	(38,076)

Comprehensive (loss)	$(794,819)	$(1,604,019)	$(4,540,497)	$(21,864,690)

Net loss per common share - basic and fully diluted:

Net (loss) from continuing operations	$(0.02)	$(0.06)	$(0.08)
Net (loss) for the period	$(0.01)	$(0.03)	$(0.11)

Weighted average number of common stock outstanding	54,455,398	51,930,143	42,073,618

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

				Exploration stage
	Years Ended July 31			through July 31,
	2009	2008	2007	2009
Cash and cash equivalent from (used in) operating activities:

Net (loss)	$(795,511)	$(1,618,023)	$(4,502,428)	$(21,826,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	165,819	528,266	411,546	3,023,128
Stock issued / allotted for services and licenses	-	147,547	-	1,516,547
Amortization of fixed assets	-	53,997	100,991	259,249
Imputed interest on loans from shareholders	89,610	78,072	29,322	197,004
Loss on dispositions and writedowns of fixed assets	-	83,204	345,203	431,707
Gain on disposition of subsidiaries		(1,342,001)	-	(1,342,001)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	13,367	22,958	(20,019)	(35,961)
Deposit receivable	-	-	250,000	-
Assets of component held for sale	-	-	39,194	-
Accounts payable and accrued liabilities	334,329	24,847	70,323	782,232
Liabilities for registration payments	(60,000)	14,000	440,000	394,000
Liabilities of component held for sale	-	(412,517)	221,661	189,721
Net cash and cash equivalent from (used in) operating activities	(252,385)	(2,419,650)	(2,614,207)	(16,410,987)

Cash and cash equivalent from (used in) investing activities:
Collection of proceeds receivable for disposition of subsidiaries	100,000			100,000
Proceeds received from disposition of subsidiary	-	781,242	-	781,242
Cash included in acquisition of African Mineral Fields Inc.	-	-	282	282
Purchase of capital assets	-	(2,591)	(68,990)	(670,321)
Net cash and cash equivalent from (used in) investing activities	100,000	778,651	(68,708)	211,203

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	-	100
Demand loan received		30,000	-	30,000
Repayment of demand loan	(6,872)			(6,872)
Options exercised	-	-	-	573,000
Warrants exercised	-	-	-	3,589,332
Subscriptions received	-	765,000	2,265,000	11,135,384
Finders' fees paid in respect of private placements	-	(44,817)	(221,200)	(376,855)
Loans from shareholders	2,176	604,584	712,577	1,319,336
Net cash and cash equivalent from (used in) financing activities	(4,696)	1,354,767	2,756,377	16,263,425

Effect of other comprehensive income (loss) on cash	692	29,754	(54,588)	(42,960)

Increase (decrease) cash and cash equivalent	(156,389)	(256,476)	18,874	20,681

Cash and cash equivalent, beginning of period	177,093	433,569	414,695	23
Cash and cash equivalent, end of period	$20,704	$177,093	$433,569	$20,704

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense	89,610	78,072	29,322	197,004

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)
Balance July 31, 2006	40,763,654	$40,764	$100	$150,000	$(2,844,651)	$542,820	$(14,703)	$17,631,608	$(14,910,654)	$(77,143)	$518,141

Share subscriptions received	-	-	-	2,265,000	-	-	-	-	-	-	2,265,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(221,200)	-	-	(221,200)
Stock-based compensation	-	-	-	-	-	-	-	411,546	-	-	411,546
Shares issued pursuant to subscriptions	5,100,000	5,100	-	(2,250,000)	-	-	-	2,244,900	-	-	-
Shares issued pursuant to acquisition of African mineral fields	6,000,000	6,000	200	-	-	-	-	(501,434)	-	-	(495,234)
Promissory notes cancelled	(2,322,164)	(2,322)	-	-	2,844,651	-	-	(2,842,329)	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	29,322	-	-	29,322
Net loss for the period	-	-	-	-	-	-	(38,069)	-	(4,502,428)	-	(4,540,497)

Balance July 31, 2007	49,541,490	49,542	300	165,000	-	537,620	(52,772)	16,757,613	(19,413,082)	(77,143)	(2,032,922)

Share subscriptions received	-	-	-	765,000	-	-	-	-	-	-	765,000
Share subscriptions received in conversion of shareholder's loan	-	-	-	200,000	-	-	-	-	-	-	200,000
Shares cancelled pursuant to agreement for disposition of subsidiaries	(285,714.00)	(286.00)	-	-	-	-	-	-	-	-	(286)
Reversal of share allotment pursuant to agreement for disposition of subsidiaries	-	-	-	-	-	(255,000)	-	-	-	-	(255,000)
Shares issued pursuant to subscriptions	3,806,184	3,806	-	(1,030,000)	-	-	-	1,026,194	-	-	-
Cancellation of Series "A" preferred shares	-	-	(100)	-	-	-	-	100	-	-	-

Shares issued in settlement of registration payment liability	272,000	272	-	-	-	-	-	271,728	-	-	272,000
Shares issued for past and current services	365,625	366	-	-	-	-	-	145,181	-	-	145,547
Shares issued as finders' fees	371,155	371	-	-	-	(282,620)	-	284,249	-	-	2,000
Finders' fees paid in cash	-	-	-	-	-	-	-	(44,817)	-	-	(44,817)
Stock-based compensation	-	-	-	-	-	-	-	528,266	-	-	528,266
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	78,072	-	-	78,072
Net income for the period	-	-	-	-	-	-	14,004	-	(1,618,022)	-	(1,604,018)

Balance July 31, 2008	54,070,740	54,071	200	100,000	-	-	(38,768)	19,046,586	(21,031,104)	(77,143)	(1,946,158)

Stock-based compensation	-	-	-	-	-	-	-	165,819	-	-	165,819
Shares issued pursuant to subscriptions	400,000	400	-	(100,000)	-	-	-	99,600	-	-	-
Cancellation of Series "A" preferred shares	-	-	-	-	-	-	-	-	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	89,610	-	-	89,610
Net loss for the period	-	-	-	-	-	-	692	-	(795,511)	-	(794,819)

Balance July 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 4).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2009.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of July 31, 2009. Subsequent to the fiscal year end, Magnus HK has been deregistered pursuant to Section 291AA(9) of the Companies Ordinance of Hong Kong. Magnus HK was officially dissolved as of September 25, 2009.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment) relating to the sale of Long Teng. As at July 31, 2009, Magnus had received a total of RMB 8.42 million (about $1,234,000) in proceeds from the sale of Long Teng and was still owed 13.5 million RMB (about $1,976,000).

See also Notes 3 and 4.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

On November 15, 2007 the Company entered an amending agreement (replacing an agreement entered on May 12, 2007) to sell its 90% interest in Western Mining to the joint venture partner in consideration for the remaining 10% of Long Teng that the Company did not already own. On May 30, 2008 the Company entered a final amending agreement to finalize the terms of the transfer, as more fully described in Note 4. The registered ownership of Western Mining was transferred to the former joint venture partner in December 2007 in reliance on the amending agreement.

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

Through the acquisition of AMF, the Company acquired a 100% interest in two gold projects, Lugazi and Mubende, and an exclusive option to acquire 100% interest in a further two gold properties, Mwerusandu and Mitoma (later reduced to a purchase of the licenses), in Uganda. See Note 4.

In the year ended July 31, 2008 AMF incorporated two subsidiary companies, African Mineral Fields Limited (“AMF Ltd.”) and AB Mining Ltd. (“ABM”), under the laws of Uganda for the purpose of holding legal interest in exploration licenses in Uganda.   African Mineral Fields Inc. (“AMF”)), has a 100% interest in eight mineral properties (comprising 25 mineral exploration licenses) in Uganda: Mubende, Mwerusandu, Lugazi, Mitoma, Buhweju East, Kigumba, Kidera and Nyanga.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2009 and 2008, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at July 31, 2009, the Company did not have proven or probable reserves.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at July 31, 2009 the company has no asset retirement obligations.

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
July 31, 2009
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

The operations of Long Teng and Western Mining were located in China, and they maintain their accounting records in Chinese Renminbi Yuan (“RMB”). The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended July 31, 2009, 2008 and 2007 because common stock equivalents consisting of options to acquire 3,315,000 (2008 - 3,315,000, 2007 - 4,291,500) shares of common stock and warrants to acquire  3.225,891 (2008 - 5,713,141, 2007 - 3,974,874) shares of common stock that are outstanding at July 31, 2009 are anti-dilutive.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities at July 31, 2009 and 2008, reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

The Company holds cash in bank accounts that are not insured against financial institution failure due to holding US currency in Canada, holding US and Ugandan currency in Uganda, and holding US and Chinese currency in China.

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
July 31, 2009
(Expressed in US Dollars)

Finders’ fees

Finders’ fees paid to consultants for referring investors are capitalized and are offset against the proceeds of the offering if successful and are expensed and charged to operations if the offering is not successful.

Stock-Based Compensation

As of July 31, 2006, the Company has implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share- Based Payment (“SFAS No. 123R”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure . Compensation expense is recorded in accordance with the fair value recognition provisions of SFAS 123R beginning in 2006 for options issued to employees. Prior to 2006, the Company accounted for stock options granted to its employees and directors using the intrinsic value method of accounting, as prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations.  Under the intrinsic value method, no compensation expense is recorded if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant.  As the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense was recognized under APB25 for 2005 and prior.

Options issued to non-employees are recorded in accordance with the fair value recognition provisions of SFAS No. 123R, which are the same as the provisions previously followed under SFAS No. 123.

The Company has a stock-based compensation plan that is described more fully in Note 11.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did  not have a significant impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No. 157, Fair Value Measures . This statement defines and establishes a framework for determining fair value and expands disclosures about fair value measurements. This standard does not require new fair value measurements, but does define fair value for implementation of other standards that permit or require fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007. This statement did not  have a significant impact on future financial statements of the Company.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has applied the provisions of EITF 00-19-2 in determining the accounting for registration payment arrangements entered into by the Company in May 2007 and August 2007.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115. This standard permits fair value measurement of certain financial assets and liabilities in an effort to eliminate volatility of earnings created by current practice. Most of the Statement applies only to companies that elect fair value. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This statement is effective for the first fiscal period beginning after November 15, 2007. This statement did not   have a significant impact on future financial statements of the Company.

There were various other accounting standards and interpretations issued during 2008 and 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.  BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $21,826,615 as of July 31, 2009.  As of July 31, 2009, the Company had a total of $20,704 in cash and cash equivalents and a working capital deficiency of $2,485,548,. and the cash and cash equivalent  amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to collect the remaining proceeds from the disposition of the Company’s former Long Teng subsidiary and obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.  Subsequent to year end, the Company collected RMB 10,000,000 (approximately $1.466 million) of the proceeds owed to it from the disposition of the Chinese subsidiaries.  However, even with this collection there remains significant doubt as to the Company’s ability to continue as a going concern.

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

3.  PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2008 - $100,000) consist of $2,022,955  receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2008 - $2,340,800), carried net of a reserve for uncollectible amounts of $2,022,955 (July 31, 2008 - $2,240,800). The Company has collected $317,845 of the receivable in the year ended July 31, 2009.   Subsequent to year end the Company collected an additional RMB 10,000,000 (approximately $1.466 million dollars) See also Note 4 and Note 14 .

Proceeds of disposition receivable amounting to $100,000 at July 31, 2008 consist of $2,340,800 receivable in respect of the sale of Long Teng Mining (See Notes 1 and 5), carried net of a reserve for uncollectible amounts of $2,240,800.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

4.  MINERAL PROPERTIES AND JOINT VENTURES

To July 31, 2009, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China.

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

On November 12, 2008 the Company collected a further RMB 1,000,000 (approximately $146,000) of the proceeds of sale of Long Teng from Lai. On November 16, 2008, the Company signed an amending agreement with Lai to amend the due dates of the remaining outstanding proceeds. Under the amendment, RMB 1,000,000 (approximately $146,000) was due for payment by November 30, 2008, RMB 4,000,000 (approximately $584,000) was due for payment by

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

December 31, 2008, RMB 4,000,000 was due for payment by January 31, 2009 and RMB 4,000,000 was due for payment by February 28, 2009. The amendment also made Magnus liable for RMB 300,000 (approximately $44,000) of additional costs incurred by Lai to settle pre-existing liabilities of Long Teng. The additional liability would be paid by reduction of the final payment under the agreement. On November 21, 2008 the Company collected RMB 420,000 (approximately $61,000) of the amount that was due by November 30. The Company did not receive the rest of the payment due by November 30 or the payments that were due on December 31, 2009, January 31, 2009 and February 28, 2009.

As of June 17, 2009, Magnus had received a total of RMB 8.42 million out of the 21 million RMB Long Teng sale price originally agreed to on May 28, 2008. On June 17, 2009, Magnus signed a new amended sale agreement requiring the Lai group to pay Magnus RMB 13.5 million within 10 days of the signing of the agreement. Magnus agreed to waive its right to a previously agreed 3% NSR on mineral production and late payments due according to the November 2008 contract in return for an additional 1.38 million RmB payment that was included in the 13.5 million RmB total payment. According to the new agreement, if the Lai group were not to pay Magnus the 13.5 million RmB then Magnus would have the right to take back its ownership of Long Teng Mining Ltd. without refunding any payments received previously from the Lai group or Magnus may elect to continue to accrue a 10% penalty, RMB 1,228,000, per month until the Company is paid by the Lai group. The Company did not receive the RMB 13.5 million within 10 days of the signing of the agreement.

On May 9, 2009 the Lai group entered into an agreement with a new buyer, Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million. As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, Mr. He verbally agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead. As at July 31, 2009 no formal written agreement had been consummated by Magnus and Mr. He. A formal agreement was signed on September 3, 2009. See subsequent events section.

As at July 31, 2009, Magnus had received a total of RMB 8.42 million (about $1,234,405) in proceeds from the sale of Long Teng and was still owed 13.5 million RMB (about $1,976,000).

Yunnan Western Mining, Ltd.

Under the Modification Agreement (described above), Magnus agreed to transfer its interest in Western Mining to Team 209 in exchange for Team 209’s interest in Long Teng Mining.  The Modification Agreement was consummated and accordingly Magnus has no ownership interest in the Mangshi Property or Western Mining.

On November 25, 2005, Magnus acquired 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc.  Golden River was a party to a co-operative joint venture agreement dated August 29, 2003 (the “Mangshi Agreement”) with Team 209.  Under the Mangshi Agreement, Golden River and Team 209 formed Western, a sino-foreign

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

joint venture company which held the rights to the Mangshi Property, a mineral exploration property comprising approximately 113.96 square kilometres in Yunnan Province.  Golden River had the right to earn a 90% interest in Western Mining, with Team 209 retaining the other 10%.
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
July 31, 2009
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

In addition to the Mwerusandu licenses transferred to AMF Ltd. under the License Transfer Agreement, AMF Ltd. received an additional exploration license covering 147.63 sq. km.  During fiscal year 2008, three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property is now comprised of four exploration licenses covering 175.43 sq. km.

In the year ended July 31, 2008, AMF received two additional exploration license on the Mitoma property covering 159.49 sq. km.  During fiscal year 2008, four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is now comprised of seven exploration licenses covering 359.49 sq. km.

In the year ended July 31, 2008, AMF received an additional exploration license on the Mubende property covering 71.20 sq. km., so that the Mubende Property is now comprised of three exploration licenses covering 851.20 sq. km.

On August 30, 2007, AMF entered into an agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting mineral exploration licenses covering 460.84 square kilometers of land in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, AMF has been granted an option on a 60% interest in the Mashonga Property. To exercise the option, AMF was required to make aggregate cash payments of $US 650,000 to its joint

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

venture partners, make $US 250,000 in property exploration expenditures by August 30, 2008, make another $US 3.75 million in property exploration expenditures and complete a pre-feasibility study on the property by August 30, 2012.  AMF’s joint venture partners had the right to accept common shares of Magnus in lieu of the cash payments.  Once AMF acquired its 60% interest in the Mashonga Property, the parties would form a new joint venture company to further explore and develop the Property.

As at 1 December, 2008 when the Company terminated the Mashonga agreement,  AMF had paid the first payment of $40,000 under the agreement and $30,000 towards the second payment and incurred $310,136 on exploration of the Mashonga Property.

The Company withdrew from the Mashonga agreement in December 2008.

On May 1, 2008, the Company entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation,   respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, the Company has the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it makes and may earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon the Company earning an 80% interest in the Ibanda Property, the parties would form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted. The Company withdrew from the Ibanda agreement in December 2008.

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
July 31, 2009
(Expressed in US Dollars)

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganada (the “Nyanga Property”) was granted to the Company. The tantalum potential at this project will be evaluated.

A summary of the licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental
EL 0005	Kabira	Mitoma	Bushenyi	March 22, 2010	40	UGX 400,000
EL 0023	Kahungye	Mitoma	Bushenyi	April 21, 2010	9.50	UGX 95,000
EL 0024	Rutaka	Mitoma	Bushenyi	April 21, 2010	7.50	UGX 75,000
EL 0025	Rugoma	Mitoma	Bushenyi	April 21, 2010	4.90	UGX 49,000
EL 0187	Kabira North	Mitoma	Kitigata	May 8, 2010	82.19	UGX 821,900
EL 0188	Kabira West	Mitoma	Kabira	May 8, 2010	77.30	UGX 773,000
EL 0018	Nyamulindira	Mwerusandu	Rubaare	March 22, 2010	8.70	UGX 87,000
EL 0019	Mwerusandu N	Mwerusandu	Rubaare	March 22, 2010	9.75	UGX 97,500
EL 0022	Mwerusandu W	Mwerusandu	Rubaare	April 21, 2010	9.35	UGX 93,500
EL 0020	Lugazi	Lugazi	Jinja	April 21, 2010	128.52	UGX 1,285,200
EL 0116	Kiana Mine	Mwerusandu	Rubaare	August 9, 2009	147.63	UGX 1,470,000
EL 0122	Singo North	Mubende	Mubende	August 9, 2009	500	UGX 5,000,000
EL 0123	Singo South	Mubende	Mityana	August 9, 2009	280	UGX 3,050,000
EL 0167	Lugazi West	Lugazi	Mukono	May 18, 2010	321.30	UGX 3,213,000
EL 0196	Lugazi North	Lugazi	Mabira	August 5, 2010	371.76	UGX 3,717,600
EL 0199	Lugazi South	Lugazi	Grant Bay	July 24, 2010	328.15	UGX 3,281,500
EL 0200	Lugazi East	Lugazi	Jinja	August 5, 2010	337.96	UGX 3,379,600
EL 0308	Rubindi	Rubindi	Ibanda	May 11, 2011	291	UGX 2,910,000
EL 0357	Kanoni	Rubindi	Ibanda	September 9, 2011	429	UGX 4,290,000
EL 0309	Kidera	Kidera	Lake Kyoga	June 29, 2011	485	UGX 4,850,000
EL 0310	Kigumba	Kigumba	Masindi	May 11, 2011	363	UGX 3,630,000
EL 0359	Masindi	Kigumba	Masindi	August 24, 2011	483	UGX 4,830,000
EL 0369	Budongo	Kigumba	Masindi	August 24, 2011	433.55	UGX 4,335,500
EL 0358	Karuma	Kigumba	Masindi	September 9, 2011	486	UGX 4,860,000
EL 0328	Nyanga	Nyanga	Ntungamo	June 29, 2011	23.28	UGX 232,800

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

5.  DEMAND LOAN PAYABLE

As at 31 July 2009, the demand loan payable consisted of principal of $20,000 (2008 - $30,000) plus accrued interest from the commencement of the loan on June 2, 2008. $10,000 was repaid on 11 September, 2009. The loan carried an interest rate of 15% per annum non-compounded. The loan was secured by a personal guarantee of the Company’s Chief Executive Officer.

6.  LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. As at 31 July 2009, one loan of $50,000 was repayable on demand, the other loans have no stated terms of repayment. The Company has recognized imputed interest in the amount of $89,610 (2008 -$ 78,072 ) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

7.  LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company currently pays rent of $1,100 per month on month to month basis.

The Company has a commitment for payments of $CAD 9,063 (approximately $US 8,407 as at July 31, 2009) per year for the next three years for the lease of a photocopier.

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

Concurrent with the effective date of the final amending agreement for the transfer of the Company’s interest in Western Mining in return for the remaining 10% interest in Long Teng (see Note 5), the Company’s board approved the cancellation of the 285,714 common shares previously issued to the joint venture partner and also approved the cancellation of the allotment of 150,000 common shares previously allotted for issue to the joint venture partner in consideration for licenses transferred to Western Mining.

Warrants outstanding and exercisable as of July 31, 2009 are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

Exercise Price		Number of Warrants	Expiry Date

	$0.75	543,500	09/16/2009
	$0.75	334,124	10/10/2009
	$0.75	175,000	05/23/2010
	$0.80	181,250	08/28/2009
	$0.80	12,500	09/13/2009
	$1.00	20,000	11/06/2009
	$0.80	31,250	12/18/2009
	$0.50	1,728,267	02/01/2010
$	Cdn 0.50	200,000	08/14/2010
		3,225,891

9.  PREFERRED STOCK

On October 15, 2007 the Chief Executive Officer of the Company surrendered for cancellation the 100,000 issued and outstanding Series “A” preferred shares and those shares were cancelled by the Company.

10.  RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the year ended July 31, 2009, the Company incurred  fees of $90,888 (2008 - $120,000) to the chief executive officer of the Company for consulting services rendered. all of which remained unpaid  at July 31, 2009.  Total amount owed to the chief executive officer at July 31, 2009 for consulting services is $146,075 (2008 - $ 26,826) . The Company incurred fees of $50,000  to a former director of the Company (2008 - $120,000 ) for geological consulting services rendered, all which was unpaid  at July 31, 2009.  The total amount owed to this former director at July 31, 2009 is $130,000 (2008- $95,000)

As at 31 July 2009, the Company had an accrued liability of $23,581 (2008 - $23,581) to a relative of a director in respect of consulting fees rendered in 2006.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

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
July 31, 2009
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

A summary of the Company’s stock option activities is presented below:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$

Options Outstanding , July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding , July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding , July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding , July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding , July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding , July 31, 2008 & July 31, 2009	1,628,333	1,686,667	0.50	0.16

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

						Expected
	Range of			Weighted		compensation
	Exercise Prices			Average Exercise		cost for
	High	Low	Number	Price	Aggregate	non-vested awards
	$	$	of Shares	$	Intrinsic Value	$
Vested at July 31,
2009 and earlier	0.5	0.5	2,889,167	0.5		-
2010	0.5	0.5	320,000	0.5		70,883
2011	0.5	0.5	105,833	0.5		15,567
			3,315,000			86,450

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 200	843,944	176,319	0.21
Non-vested options outstanding, July 31, 2009	425,833	86,450	0.21
Options vested in 2008	418,111	89,869	0.21

If not previously exercised or canceled, options outstanding at July 31, 2009 will expire as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the 2008, 2007 and 2006 years as reported due to implementation of SFAS 123R:

	2009	2008	2007

Net loss before effect of SFAS 123R	$(870,711)	$(1,514,920)	$(4,343,110)
Deduct: Total stock-based employee compensation expenses	(35,000)	(103,102)	(159,318)

Net loss as reported 2009, 2008 and 2007	$(795,711)	$(1,618,022)	$(4,502,428)

Loss per share:
Basic and diluted before effect of SFAS 123R	$(0.01)	$(0.03)	$(0.10)

Basic and diluted as reported 2009, 2008 and 2007	$(0.01)	$(0.0)	$(0.11)

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

12.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada), Chinese income taxes (to the extent of its operations in China) and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2009	2008	2007

Loss for the year	$(795,511)	$(1,618,022)	$(4,502,428)
Average statutory tax rate	35%	35%	35%

Expected income tax provision	$(278,428)	$(566,308)	$(1,575,850)
Impact of tax rate difference in foreign jurisdiction	19,843	24,294	51,264
Non-deductible stock-based compensation	58,037	184,893	144,041
Non-deductible imputed interest	31,364	27,325	10,263
Non-deductible registration payment arrangements	(21,000)	4,900	154,000
Non-deductible asset write-downs		29,121	120,554
Licenses acquired through stock allotment		-	-
Tax basis of deferred expenses in excess of book cost	2,371)	(405,102)	413,172
Unrecognized tax losses	187,814	700,877	682,556

Income tax expense	$--	$--	$--

Significant components of deferred income tax assets are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

	2009	2008

Net operating losses carried forward in United States	$3,334,2343	$3,264,614
Net operating losses carried forward in Uganda	411,266	293,071
Excess of tax basis over book cost of deferred expenses in China	1,410,000	1,407,630
Valuation allowance	(5,155,500)	(4,965,315)

Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of $9,488,000 for United States tax purposes and $2,618,000 for Ugandan tax purposes which will expire in 2028 if not utilized. No tax returns have been filed and all years are open for examination.

13.  SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

	July 31, 2009	July 31, 2008

Canada	$52,566	$87,290
Africa	841	41,263
China	17,772	212,382

Total	$71,179	$340,935

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

14.  SUBSEQUENT EVENTS

On May 9, 2009 the Lai group entered into an agreement with a new buyer for Long Teng Minging, Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million.  As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, on September 3, 2009, Magnus entered into an agreement with the Lai group and Mr. He under which Mr. He agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead.  This RMB 13,500,000 is payable to Magnus under the agreement as follows: RMB 5,000,000 is payable upon issuance of a new business license of Long Teng to Mr. He or his designee; RMB 4,865,000 is payable to Magnus and 135,000 is payable to Yunnan Beichuan Law firm on or before September 28, 2009; and RMB 3,500,000 is payable on or before October 28, 2009.  Under the agreement, Magnus is required to pay a commission of RMB 135,000 and legal fees to Yunnan Beichuan Law firm which is acting as a trust agent for the funds.  As at November 10, 2009, a new business license has been issued reflecting that ownership of Long Teng has been transferred to Mr. He. Consequently, Magnus has received RMB 10,000,000 (approximately $1.466 million) pursuant to the agreement and has paid RMB 135,000 in commission and 50,000 in legal fees to Yunnan Beichuan Law firm. As at November 12, 2009, the remaining 3.5 million RmB (approximately $510,000) related to the sale of Long Teng Mining in China has not been received by Magnus.

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu Kamu under which Kamu Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu Kamu for each property that cannot be transferred.  The mineral properties are in the process of being transferred, and the Company does not foresee any difficulties in transferring all of the properties to Kamu Kamu.

Magnus intends to transfer the following ten licenses to Kamu Kamu as part of the settlement: EL0005, EL0020, EL0022, EL0023, EL0167, EL0187, EL0188, EL0196, EL0199 and EL0200. One of the licenses is part of the Mwerusandu Project (EL0022). Four of the licenses are part of the Mitoma Property (EL0005, EL0023, EL0187 and EL0188). Five of the licenses comprise the Lugazi Property (EL0020, EL0167, EL0196, EL0199 and EL0200).

Between July 31, 2009 and November 12, 2009, 1,091,374 warrants have expired. 2,134,517 warrants remain outstanding and exercisable at November 12, 2009.

Three of the Company’s exploration licenses in Uganda expired in August 2009: EL0116, EL0122 and EL0123. The Company has reapplied for EL0122 and EL0123.

 Supplementary Data

	Year Ended July 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,977,654	723,567	595,347	474,925
Net loss per share	0.08	0.03	0.03	0.02

	Year Ended July 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	3,171,367	2,927,231	2,666,007	637,229
Net loss per share	0.09	0.08	0.08	0.02

	Year Ended July 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,648,932	794,509	688,232	1,370,755
Net loss per share	0.02	0.02	0.02	0.03

	Year Ended July 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(561,148)	765,391	806,047	607,731
Net loss per share	(0.01)	0.01	0.02	0.01

	Year Ended July 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(17,656)	159,613	54,886	598,668
Net loss per share	0.00	0.00	0.00	0.01

Net income for the fourth quarter of 2008 includes gains of $1,342,001 on dispositions of subsidiaries in China. See Notes 1 and 4 to the finacial statements included herein.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of July 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

Name	Age	Offices Held
Graham Taylor	40	President, CEO, CFO, Secretary, Treasurer and Director
Steven (Sek Toh) Tan	73	Director

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

STEVEN TAN has been a director of the Company since February 8, 2005. Mr. Tan is a professional engineer who received his mechanical engineering certification from Loughborough University (Midlands, United Kingdom) in 1960 and a D.I.C. degree from the Imperial College of Science and Technology in London in 1961. In 1964, Mr. Tan founded Setron, a company that he would turn into the largest television and electronic equipment manufacturer in South East Asia, and which listed on the Singapore Stock Exchange. Mr. Tan eventually sold Setron to Haw Par International in 1980. Also in 1980, the Republic of Singapore acknowledged Mr. Tan's contributions to his country by presenting him with a lifetime contribution Public Service Medal (P.B.M.). Mr. Tan has extensive experience serving on the Boards of both public and private companies, but has not served on the Board of another public company in the last five years.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended July 31, 2009, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

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

Code of Ethics

At the present time, the Company has not adopted a code of ethics.  The Company intends to adopt a code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and other named executive officers during the three most recent fiscal years.  The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Underlying Options /SARS	LTIP Payouts	All Other Compen- sation
Graham Taylor(1) President, CEO, CFO, Secretary, Treasurer and Director	2009 2008 2007 2006 2005 2004	$90,509 $120,000 $120,000 $120,000 $120,000 $90,000	None None None None None None	None None None None None None	None None None None None None	None None None None None 1,600,000(2)	None None None None None None	None None None None None None

(1)  Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. From December 1, 2003 to December 31, 2008, Mr. Taylor was being paid a consulting fee of $120,000 per year to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company. From 1 January 2009 to 1 July 2009 Mr. Taylor was paid a consulting fee of $6,250 Canadian per month.

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

(3)  Mr. Gavin Conway was appointed Director of the Company on June 21, 2007 and was the Company’s VP Exploration in Africa. Mr. Conway resigned from these positions on December 31, 2008 but remains as a consultant to the Company. On November 1, 2007, he was issued 300,000 options, 225,000 of which have vested as of the date of this Annual Report and the remainder of which will vest evenly over 9 months.

Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.  None of the Company's directors or officers is currently a party to employment agreements with the Company. The Company presently has no pension or annuity programs.  However, as of August of 2005, the Company initiated an employment group health and benefits plan, which gives some employees and consultants limited health, dental, travel insurance and life insurance benefits.

No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2009.

Option/SAR Grants in Fiscal Year

The Company did not grant any options in fiscal year 2009.

See Note  to the financial statements included herein for discussion of particular option grants, duration and vesting periods, valuation methods and underlying assumptions used in making the valuation calculations.

The following table describes the stock options of the Company that are currently outstanding:

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End (#)	Value of Unexercised in the Money Options/SARs at FY-End ($)

Graham Taylor President, CEO and Director	800,000	$400,000	800,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable)

Michael Tan Consultant	None	None	712,000 (Exercisable)	$0(Exercisable) $ 0 (Unexercisable)

Tracey Gabert Consultant	None	None	162,500 (Exercisable) 62,500 (Unexercisable)	$ 0 (Exercisable) $ 0(Unexercisable)

Mike Shannon Consultant	16,000	$8,000	34,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Tom Stepp Consultant	None	None	24,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable)

Xiang Li Consultant	None	None	35,500 (Exercisable) 4,500 (Unexercisable0	$ 0 (Exercisable) $ 0 (Unexercisable)

Qin Minzhu Employee	None	None	25,000 (Exercisable) 5,000 (Unexercisable)	$0 (Exercisable) $0(Unexercisable)

Jay Bassan Consultant	None	None	24,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable

Aida Leung Consultant	None	None	12,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable)

Nick Leung Consultant	None	None	12,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Patrick Cotter Consultant	None	None	12,000 (Exercisable)	$0 (Exercisable) $ 0 (Unexercisable

Steven Tan Director	None	None	75,000 (Exercisable)	$ 0(Exercisable) $ 0 (Unexercisable)

Doug Smith Consultant	None	None	30,000 (Exercisable)	$0(Exercisable) $ 0 (Unexercisable)

Michael Raven Consultant	None	None	65,000 (Exercisable) 35,000 (Unexercisable	$0(Exercisable) $ 0(Unexercisable)

Hsien Loong Wong Consultant	None	None	60,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Wei Ming Chua Consultant	None	None	60,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Ruben S. Verzosa Consultant	None	None	100,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Leon Ma Consultant	None	None	80,000 (Exercisable) 20,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Rita Chou Consultant	None	None	60,000 (Exercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Elaine Xiong Consultant	None	None	42,000 (Exercisable) 18,000 (Unexercisable)	$ 0 (Exercisable) $ 0 (Unexercisable)

Gavin Conway Consultant	None	None	225,000 (Exercisable) 75,000 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Chris Picken Consultant	None	None	95,833(Exercisable) 54,167 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Emmanuel Mwajombe Consultant	None	None	25,000 (Exercisable) 25,000 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Minnie Chung Consultant	None	None	30,000 (Exercisable) 30,000 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Leigh Clasby Consultant	None	None	30,000 (Exercisable) 30,000 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Griffin Corporate Concepts Consultant	None	None	37,500 (Exercisable) 37,500 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

Steve Massey Consultant	None	None	20,833 (Exercisable) 29,167 (Unexercisable)	$ 0 (Excercisable) $ 0 (Unexercisable)

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

As of the date of this Annual Report, there are 54,740,470 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock (1)

Graham Taylor 115 – 280 Nelson Street Vancouver, BC V6B 2E2	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	800,000(2)	1.46%

Steven Tan 32-3088 Francis Road Richmond, BC V7C 5V9	Director	75,000 (3)	(*)

Excel Capital Corp. Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	8,066,666 (4)	14.81%

Emerson Capital Corp. Suite 4 Temple Bldg. Main & Prince William St. Charlestown, Federation of St. Kitts & Nevis	Shareholder	8,066,668 (5)	14.81%

All officers and directors as a group (3 persons)	17,008,334 (6)	31.22%

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
(2)     This figure includes 800,000 stock options which have already vested.
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
(6)    This figure includes 800,000 stock options which are owned by Graham Taylor and which have vested as of the date off this Annual Report; 75,000 stock options which are owned by Steven Tan and which have vested or will vest within 60 days of the date of this Annual Report; 8,066,666 common shares held by Excel Capital Corp. and 8,066,668 common shares held by Emerson Capital Corp.

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

In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days after the effective date that his position ceases, and after such ninety-day period any unexercised Stock Option shall expire unless otherwise approved by the Company’s board of directors. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days (or up to thirty (30) days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such ninety or thirty-day period any unexercised Stock Option shall expire unless otherwise approved by the Company’s board of directors.

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

2009 – $ 27,000  – Schumacher & Associates Inc.
2008 – $ 54,250  – Schumacher & Associates Inc.
2007 – $118,700 – Schumacher & Associates Inc.
2006 – $85,600 – Schumacher & Associates Inc.
2005 – $77,942 – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – $13,710 – Moore Stephens Ellis Foster Ltd.
2003 – $16,203 – Miller & McCollom

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2009 – Nil – Schumacher & Associates Inc.
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

2009 – Nil – Schumacher & Associates Inc
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

2009 – Nil – Schumacher & Associates Inc
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2009.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	November 13, 2009
/s/ Steven Tan Steven Tan	Director	November 13, 2009