Form 10-Q
period 2009-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2009-12-21
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October  31, 2009

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of October 31, 2009, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $958,435.

Outstanding Common Stock: As of October 31, 2009, the Company had 54,470,740 shares of Common Stock outstanding.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2009
Common Stock, $0.001 par value	54,470,740

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	October 31	July 31
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$838,374	$20,704
Prepaid expenses and other	69,468	50,475
Proceeds of disposition receivable (Note 3)	-	-
Total current assets	907,842	71,179

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$907,842	$71,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable (Note 5)	-	23,842
Accounts payable including related party payable of $56,000 (July 31, 2009 - $146,411) (Note 9 )	537,780	683,181
Accrued liabilities including related party liabilities of $100,000 (July 31, 2009 - $153,581) (Note 9 )	190,808	263,457
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 6 )	1,171,490	1,464,246
Total current liabilities	2,022,079	2,556,727

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12 and 13)

STOCKHOLDERS' DEFICIT
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2009 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Authorized 100,000 Class A shares
Issued and outstanding:
200,000 Series "B" (July 31, 2009 - 200,000)	200	200
Additional paid-in capital	19,441,888	19,401,615
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,495,580)	(21,826,615)
Accumulated other comprehensive loss	(38,073)	(38,076)
Total stockholders' deficit	(1,114,237)	(2,485,548)

Total liabilities and stockholders' deficit	$907,842	71,179

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

			Exploration stage through
	Three months ended October		October 31,
	2009	2008	2009

EXPENSES
Consulting	$16,226	37,538	$2,707,391
Finder fees	-	-	674,375
Investor relations	177	371	1,811,207
Legal and professional fees	10,000	11,876	1,268,427
Exploration licenses	1,825	3,561	946,579
Geological expenses	18,156	116,700	2,067,600
Amortization	-	-	159,881
Salaries and benefits	8,222	64,424	1,156,880
Stock-based compensation	18,770	92,798	3,041,898
Registration payment arrangements	-	-	394,000
Travel	5,781	2,865	999,285
Write-down of abandoned assets (Note 4)	-		83,204
Write-down of impaired assets		-	365,316
Other administrative expenses	51,528	97,594	2,286,053
Total expenses	130,686	427,728	17,962,097

Net (loss) from continuing operations	(130,686)	(427,728)	(17,962,097)

Gain on sales of subsidiaries (Note 4)	-	-	3,582,801
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	1,461,721	-	(561,234)
Gain/loss on sales of impaired assets of subsidiaries	-	-	15,212
Loss from discontinued operations of components held for sale (Note 4)	-	(168,959)	(5,570,261)

Net income/(loss) for the period	1,331,035	(596,687)	(20,495,580)

Other comprehensive income (loss)
Foreign currency translation	-	(685)	(38,076)

Comprehensive income/(loss)	$1,331,035	$(597,372)	$(20,533,656)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	(0.00)	0.00
Net income/(loss) for the period	0.02	(0.01)

Weighted average number of common stock outstanding	54,470,740	54,409,870

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

			Exploration stage through
	Three months ended October 31		October 31,
	2009	2008	2009
Cash and cash equivalent from (used in) operating activities:
Net income/(loss)	$1,331,035	$(596,687)	$(20,495,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,770	92,798	3,041,898
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	21,503	22,604	218,507
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	(1,461,721)		(1,461,721)
Loss on dispositions and writedowns of fixed assets	-	-	431,707
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(18,991)	36,684	(54,952)
Accounts payable and accrued liabilities	(218,048)	179,815	564,184
Liabilities for registration payments	-	-	394,000
Liabilities of component held for sale	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	(327,453)	(264,786)	(16,738,442)

Cash and cash equivalent from (used in) investing activities:
Collection of proceeds receivable for disposition of subsidiaries	1,461,721	100,000	2,342,963
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)
Net cash and cash equivalent from (used in) investing activities	1,461,721	100,000	1,672,924

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received			30,000
Repayment of demand loan	(23,842)		(30,714)
Options exercised	-	(10,000)	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Repayment of loans from shareholders	(292,756)	(9,682)	(302,436)
Loans from shareholders	-	9,718	1,329,018
Net cash and cash equivalent from (used in) financing activities	(316,598)	(9,964)	15,946,829

Effect of other comprehensive income (loss) on cash	-	685	(42,960)

Increase/(decrease) in cash and cash equivalents	817,670	(174,065)	838,351
Cash and cash equivalent, beginning of period	20,704	177,093	23
Cash and cash equivalent, end of period	$838,374	$3,028	$838,374

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense	21,503	22,604	218,507

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	-	-	-	18,770			18,770
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	21,503			21,503
Net loss for the period	-	-	-	-	-	-	3		1,331,035		1,331,038

Balance October 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,073)	$19,441,888	$(20,495,580)	$(77,143)	$(1,114,237)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1.   BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements as of October 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2009 audited financial statements and notes thereto.

2.   BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,495,580 as of October 31, 2009.  As of October 31, 2009, the Company had a total of $838,734 in cash and cash equivalents and a working capital deficiency and shareholder deficit of $1,114,237.  The cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to collect the proceeds from the disposition of the Company’s former Yunnan Long Teng Mining Ltd. subsidiary and obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.  During the quarter, the Company collected RMB 10,000,000 (approximately $1.466 million) of the proceeds owed to it from the disposition of the Chinese subsidiarie and the balance of  RMB 3,500,000 ($510,000) was collected subsequent to the quarter end (Note 13).  However, even with the collections to date, there remains significant doubt as to the Company’s ability to continue as a going concern.

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
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3.   PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $nil (July 31, 2009 - $nil) consist of $779,905 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2009 - $2,022,955), carried net of a reserve for uncollectible amounts of $779,905 (July 31, 2009 - $2,022,955). During the quarter, the Company collected  RMB 10,000,000, approximately $1.466 million (2008 - $nil) (Note 4) and the balance of RMB 3,500,000 (approximately $510,000) subsequent to the quarter end (Note 13).

4.   MINERAL PROPERTIES AND JOINT VENTURES

At October 31, 2009, the Company is involved in the following material agreements with respect to mineral properties and exploration licenses.

Yunnan Long Teng Mining Ltd.

On May 28, 2008, the Company executed an agreement under which it agreed to sell its interest in the Huidong Property through the sale of the Chinese subsidiary, Yunnan Long Teng Mining Ltd. (“Long Teng”). Under the agreement, the Company was to receive: RMB 7,000,000  (approximately US$1,024,100) within seven days of the execution of the agreement; a further RMB 7,000,000 within seven days of the successful renewal of the exploration license underlying the Huidong Property; a further RMB 4,900,000 (approximately US$716,900) within seven days of the transfer of Magnus’ interest to the purchaser; and a further RMB 2,100,000 (approximately US$307,200) within seven days of the transfer of the 10% interest the Company was in process of acquiring from Team 209.  Furthermore, the Company retained a 3% Net Smelter Royalty on any materials produced from the Huidong Property.  Pursuant to this agreement, the registered ownership of Long Teng was transferred to the purchaser on June 14, 2008 and the exploration license was renewed on September 11, 2008. Under this agreement the Company received proceeds of RMB 6,640,200 (approximately $971,000) in prior periods. An additional RMB 1,359,800 (approximately $199,300) was held by an intermediary and the Company provided a reserve for bad debt related to this amount.

On November 16, 2008, the Company signed an amending agreement with the purchaser of Long Teng to extend the due dates of the then outstanding proceeds of RMB 13,000,000. The amendment also made the Company liable for RMB 300,000 (approximately $44,000) of costs incurred by the purchaser to settle pre-existing liabilities of Long Teng.  These costs were to be

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

paid by a reduction of the final payment under the amended agreement. The Company only received RMB 420,000 (approximately $61,404) of the agreed proceeds and the balance of the receivable was provided provided for as reserve for bad debts.  Subsequent to this, an additional $207,604 was received and was recognized as a recovery of bad debts in a prior period.

On May 9, 2009 the Purchaser entered into an agreement with a the third party for Long Teng,  under which the Purchaser would transfer its interest in Long Teng  to the third party for RMB 24.8 million.  The Purchaser still owed Magnus RMB 13.5 million pursuant to the amended agreement of November 16, 2008 and the Purchaser’s arrangement with the third party could not be completed without the Company’s cooperation.  Accordingly the Purchaser and the Company entered into a second amended sale agreement on June 17, 2009 requiring the Purchaser  to pay the Company  RMB 13.5 million within 10 days of the signing of the this agreement.   The Company agreed to waive its right to the previously agreed 3% NSR on mineral production and late payments due according to the November 2008 contract.   According to the second amended agreement, if the Purchaser did not pay the Company RMB 13.5 million within 10 days of signing this agreement, then the Company would have the right to take back its ownership of Long Teng without refunding any payments received previously or the Company could elect to continue to accrue a 10% penalty, RMB 1,228,000, per month until the Company was paid by the Purchaser. The Company did not receive the RMB 13.5 million within 10 days of signing the agreement.

On September 3, 2009, the Company entered into a settlement agreement with the Purchaser and the third party.  Pursuant to  settlement agreement  the third party agreed to pay RMB 13,500,000  to the Company in three installments: RMB 5,000,000 was payable upon issuance of a new business license for Long Teng to the third party; RMB 5,000,000 was payable on or before September 28, 2009; and RMB 3,500,000 was payable on or before October 28, 2009.  Under the agreement, the Company was required to pay a commission of RMB 135,000 (out of the second installment) and legal fees to a law firm that acted as a trust agent for the funds.  In October 2009, Magnus received RMB 10,000,000 (approximately $1.466 million) pursuant to the settlement agreement and paid RMB 135,000 in commission and 50,000 in legal fees to the law firm.   On November 10, 2009, a new business license was issued reflecting that ownership of Long Teng had been transferred to the third party.  The remaining RMB 3.5 million (approximately $510,000) was received by the Company subsequent to the quarter end, on December 4, 2009 (Note 13).

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
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

The three exploration licenses that comprised the Mubende Property expired in August 2009: EL0116, EL0122 and EL0123. The Company has reapplied for EL0122 and EL0123.

On August 30, 2007, AMF entered into an agreement (the “Mashonga Agreement”) with a consortium of Ugandan businessmen respecting mineral exploration licenses covering 460.84 square kilometers of land in Uganda (the “Mashonga Property”).  Under the Mashonga Agreement, AMF was granted an option on a 60% interest in the Mashonga Property. To exercise the option, AMF was required to make aggregate cash payments of $US 650,000 to its joint venture partners, make $US 250,000 in property exploration expenditures by August 30, 2008, make another $US 3.75 million in property exploration expenditures and complete a pre-feasibility study on the property by August 30, 2012.  AMF’s joint venture partners had the right to accept common shares of Magnus in lieu of the cash payments.  Once AMF had acquired its 60% interest in the Mashonga Property, the parties would form a new joint venture company to further explore and develop the Property. At the time of withdrawing from this joint venture on December 9, 2008, AMF had made payments of $70,000 under the agreement and incurred $436,370 on exploration of the Mashonga Property. The Company has no further liability under the Mashonga Agreement. The Company classified expenditures on the Mashonga Property as loss from discontinued operations in the consolidated statement of operations for the quarter ended October 31, 2008.

On May 1, 2008, the Company entered into an earn-in agreement (the “Ibanda Agreement”) with Canmin-Gold Limited, a subsidiary of IBI Corporation, respecting a mineral exploration license covering 332.70 square kilometers of land contiguous in southwest Uganda, northeast of the Mashonga Property (the “Ibanda Property”).  Under the Ibanda Agreement, the Company had the right to earn a 5% interest in the Ibanda Property for each $150,000 of expenditures that it made and would earn up to an 80% interest by making an aggregate of $2 million in expenditures on the property within five years.  Upon the Company earning an 80% interest in the Ibanda Property, the parties would form a joint venture under which each party will be required to contribute its proportionate share of further expenditures or have its interest be diluted. To October 31, 2008 the Company had made exploration expenditures of $26,441 on the Ibanda property. On December 9, 2008, the Company gave notice to Canmin-Gold Limited to terminate

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

the Ibanda Agreement and abandon the Company’s interest in the Ibanda Property. The Company has no further liability under the Ibanda Agreement. The Company classified expenditures on the Ibanda Property as loss from discontinued operations in the consolidated statements of operations for the quarter ended October 31, 2008.

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganada (the “Kigumba Property”) was granted to the Company. The Company plans to explore for uranium and gold across a 20km long uranium anomaly which was picked up by processing the data from the airborne geophysical survey which is being flown over 80% of Uganda. Since acquiring this licence, three additional licences totalling 1402.55 square kilometers were also acquired under the name of the Company’s indirect wholly-owned subsidiary, AB Mining.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired under the name of AB Mining.

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

5.   DEMAND LOAN PAYABLE

During the quarter the Company repaid $23,842 representing the outstanding principal plus accrued interest on this demand loan.

6.   LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan of $50,000 is repayable on demand, the remainder have no stated terms of repayment. The Company has recognized imputed interest in the amount of $21,503 in the three months ended October 31, 2009 (2008 - $22,604) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

7.   LEASES

The Company has the following commitments for leased office premises:

Entebbe Uganda - $1,100 per month on a month to month basis.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

The Company is committed to payments of $C 9,063 (approximately $US 8,500 as at October 31, 2009) per year for the next three years for the lease of a photocopier.

8.   COMMON STOCK

Warrants outstanding and exercisable as of October 31, 2009 are as follows:

Exercise Price	Number of Warrants	Expiry Date
$ 0.75	175,000	05/23/2010
$ 1.00	20,000	11/06/2009
$ 0.80	31,250	12/18/2009
Cdn $0.50	1,728,267	02/01/2010
Cdn $0.50	200,000	08/14/2010
	2,154,517

9.   RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the quarter ended October 31, 2009, the Company accrued $17,000 (2008 - $30,000) to the chief executive officer of the Company for consulting services rendered.  $56,000 remains payable at October 31, 2009 (July 31, 2009 - $ 146,075) in respect of such services for the current and prior period.  During the current quarter the Company incurred $nil to a director of the Company (2008 - $30,000) for geological consulting services rendered. $100,000 remains payable as at October 31, 2009 (July 31, 2009   - $130,000) in respect of such services in prior periods.

The Company has an accrued liability of $18,581 (July 31, 2009 - $23,581) to a relative of a director in respect of consulting fees rendered in 2006.

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

A summary of the Company’s stock option activitie is presented below:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

	Employee/ Director	Non-employee Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, July 31, 2003			$	$	$
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding, July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding, July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding, July 31, 2008, 2009 and October 31, 2009	1,628,333	1,686,667	0.50	0.16

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted	Aggregate	Expected
				Average Exercise	Intrinsic Value	compensation cost for non-
	High	Low	of Shares	Price		vested awards
Vested at October 31,	$	$		$		$
2009 and earlier	0.50	0.50	2,979,583	0.50		-
Remainder of 2010	0.50	0.50	286,667	0.50		59,217
2011	0.50	0.50	48,750	0.50		6,783
			3,315,000			66,000

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2009	425,833	86,450	0.21
Non-vested options outstanding, October 31, 2009	335,417	66,000	0.21
Options vested in three months ended October 31, 2009	90,416	20,450	0.21

If not previously exercised or canceled, options outstanding at October 31, 2009 will expire as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
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

The Company has net operating losses carried forward of approximately $8,129,000 for United States tax purposes and $2,600,000 for Ugandan tax purposes which will expire in 2029 if not utilized. The Company has provided a reserve for the full amount of its tax assets.

12.   CONTINGENT LIABILITY

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited (“Kamu”), a drill contractor used by the Company in Uganda.  Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu under which Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu for each property that cannot be transferred.  The mineral properties are in the process of being transferred, and the Company does not foresee any difficulties in transferring all of the properties to Kamu. During the Quarter ended October 31, 2009, the Company charged $7,700 to the consolidated statement of operations to bring the accrued liability related to this claim to $50,000 at October 31, 2009.

13.   SUBSEQUENT EVENTS

On December 4, 2009 the Company received the remaining RMB 3.5 million (approximately $510,000) pursuant to the settlement agreement related to the sale of Long Teng (Note 4).

On November 11, 2009, the Company entered into a settlement agreement related to a claim brought against the Company by Kamu (Note 13).

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in seven mineral properties: Mwerusandu, Lugazi, Mitoma, Rubindi, Kigumba, Kidera and Nyanga. The Company has previously been focused on gold projects in China from 2004 to 2006 with its key mineral project being the Huidong Property. The Huidong project has been sold.

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in seven mineral properties (comprising 22 mineral exploration licenses) in Uganda: Mwerusandu, Lugazi, Mitoma, Buhweju East, Kigumba, Kidera and Nyanga. Magnus intends to transfer 10 of its mineral exploration licenses to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008.

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

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in this quarter and the Company does not currently hold any licenses in this project area.

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

The most significant RC drill results include:

■	4m at 0.98 g/t gold from 18m in LUG006 at the Kiyola target (incl. 2m at 1.3g/t)
■	2m at 0.50 g/t gold from 64m in LUG007 at the Kiyola target
■	2m at 1.50 g/t gold from 2m in LUG017 at the Nantula target
■	2m at 1.20 g/t gold from 9m in LUG028 at the Katente target

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

As at October 31, 2009, Magnus had received a total of RMB 18.42 million (about $2,700,000) in proceeds from the sale of Long Teng and was still owed 3.5 million RMB (about $510,000).

On May 9, 2009 the Lai group entered into an agreement with a new buyer for Long Teng Minging, Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million.  As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, on September 3, 2009, Magnus entered into an agreement with the Lai group and Mr. He under which Mr. He agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead.  This RMB 13,500,000 is payable to Magnus under the agreement as follows: RMB 5,000,000 is payable upon issuance of a new business license of Long Teng to Mr. He or his designee; RMB 4,865,000 is payable to Magnus and 135,000 is payable to Yunnan Beichuan Law firm on or before September 28, 2009; and RMB 3,500,000 is payable on or before October 28, 2009.  Under the agreement, Magnus is required to pay a commission of RMB 135,000 and legal fees to Yunnan Beichuan Law firm which is acting as a trust agent for the funds.  As at the November 10, 2009, a new business license was issued reflecting that ownership of Long Teng has been transferred to Mr. He. Consequently, in October 2009, Magnus received RMB 10,000,000 (approximately $1.466 million) pursuant to the agreement and has paid RMB 135,000 in commission and 50,000 in legal fees to Yunnan Beichuan Law firm. The remaining 3.5 million RmB (approximately $510,000) related to the sale of Long Teng Mining in China was received by Magnus on December 4, 2009.

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

Future Plans

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

Employees

As of October 31, 2009, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Transactions with Related Parties / Subsequent Events

On May 9, 2009 the Lai group entered into an agreement with a new buyer for Long Teng Minging, Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million.  As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, on September 3, 2009, Magnus entered into an agreement with the Lai group and Mr. He under which Mr. He agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead.  This RMB 13,500,000 is payable to Magnus under the agreement as follows: RMB 5,000,000 is payable upon issuance of a new business license of Long Teng to Mr. He or his designee; RMB 4,865,000 is payable to Magnus and 135,000 is payable to Yunnan Beichuan Law firm on or before September 28, 2009; and RMB 3,500,000 is payable on or before October 28, 2009.  Under the agreement, Magnus is required to pay a commission of RMB 135,000 and legal fees to Yunnan Beichuan Law firm which is acting as a trust agent for the funds.  As at the 10 November 2009, a new business license was issued reflecting that ownership of Long Teng has been transferred to Mr. He. Consequently, in October 2009, Magnus received RMB 10,000,000 (approximately $1.466 million) pursuant to the agreement and has paid RMB 135,000 in commission and 50,000 in legal fees to Yunnan Beichuan Law firm. The remaining 3.5 million RmB (approximately $510,000) related to the sale of Long Teng Mining in China was received by Magnus on December 4, 2009.

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

In the period August 1 to October 31, 2009, 1,071,774 warrants expired.

Three of the Company’s exploration licenses in Uganda expired in August 2009: EL0116, EL0122 and EL0123. The Company has reapplied for EL0122 and EL0123 and two new licenses.

All of the previous Mubende licenses EL0116, EL0122 and EL0123 expired in August 2009. EL 0117 also expired in the quarter. The Company has reapplied for EL0122 and EL0123, one new Mubende license and one additional licence at the Nyanga project.

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

Outlook

At October 31, 2009, the price of gold was $1044.70 per ounce (source: www.kitco.com) compared to $723.70 at October 31, 2008, representing an increase of approximately 44.36%. Other mineral commodity prices have mostly increased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $1,114,237 at October 31, 2009.

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

Results from Operations

Summary

The Company’s consolidated net income for the three months ended October 31, 2009 was $ 1,331,035 or $0.02 per share compared to a consolidated net loss for the corresponding period in the previous year of $596,687 or $0.01 per share.  The consolidated net income for the current quarter relates to the recovery of a previously recorded bad debt related to the proceeds on the sale of Long Teng Mining for $1,461,721.  There was no such recovery recorded in the corresponding quarter of the prior year.  Total expenses for the quarter were $130,686 compared to $427,728 in the corresponding quarter last year, a decrease of $297,042.  The largest expense was related to other administrative expenses and the second largest expense was stock-based compensation. The primary reason for the decrease in the quarterly expenses from year to year is that the Company cut back its expenditures while it was working to recover the remaining proceeds on the sale of Long Teng Mining.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $19,981 in the three months ended October 31, 2009, including geological expenses and exploration licenses. The decrease from the total of $120,261 in the same period of 2008 is due to the decrease in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $51,528 in the current quarter compared to $97,594 in the corresponding period in the previous year, representing a decrease of $46,066. The decrease is primarily due to giving up office space and laying off staff to conserve money, plus having disposed of the properties in China.

Consulting expenses

Consulting expenses were $16,226 in the current quarter compared to $37,538 in the corresponding period in the previous year, representing a decrease of $21,312.  The decrease is due to the reduction in consulting personnel, the change of the Company’s VP of Exploration from a full-time to a part-time consulting role effective December 31, 2008 and the Company’s CEO taking a reduction in remuneration effective December 31, 2008.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used operations was $327,453 in the current quarter compared to cash used in operations of $264,786 in the corresponding period in the previous year.  The increase in use of cash in operations of $62,667 when the net loss from continuing operations decreased was primarily attributable to a higher pay down of accounts payable and accrued liabilities balances during the quarter compared to the corresponding quarter in the previous year.

Investing Actiivities

Cash from investing activities in the current quarter is due to the recovery of a previously recorded bad debt related to the proceeds on the sale of  Long Teng Mining for $1,461,721. In the corresponding quarter of the prior year the Company received $100,000 of the proceeds on the sale of Long Teng Mining.

Financing Activities

The Company had cash used in financing activities of $316,598 in the current quarter compared to $9,964 cash used in the corresponding period of the previous year. The difference is due to higher repayment of shareholder loans in the current period.

Liquidity and Capital Resources

At October 31, 2009 the Company’s total assets were $907,842 as compared to $71,179 at July 31, 2009. Long-term liabilities as of October 31, 2009 totaled $nil as compared to $nil in the previous year.  The Company had a working capital deficiency of $1,114,237 at October 31, 2009.

As of October 31, 2009 the Company had non-interest bearing loans from various shareholders in the amount of $1,171,690. The Company has recognized imputed interest of $21,503 in the three months ended October 31, 2009 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

Major cash commitments in the next fiscal year are related to proposed exploration activities, corporate administration, repayment of loans, payment of outstanding accounts payable and operations.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $20,495,580 as of October 31, 2009.  As of October 31, 2009, the Company had a total of $838,374 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On October 31, 2009, the exchange rate was UGX 1,881.5 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On October 31, 2009, the exchange rate was RMB 1 = US $0.1466.

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

PART II – OTHER INFORMATION

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At October 31, 2009, the Company had a working capital deficiency of $1,114,237. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Mr. Taylor currently devotes 90% of his time to Magnus, and 10% to Arcview Entertainment.  As Mr. Taylor focuses part of his time on other companies, this may have a material adverse effect on the success and development of the Company.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

■	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

■	Availability and costs of financing;

■	Ongoing costs of production;

■	Market prices for the minerals to be produced;

■	Environmental compliance regulations and restraints; and

■	Political climate and/or governmental regulation and control.

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

N/A

Item 3.   Defaults Upon Senior Securities

N/A

Item 4.   Submission of Matters to a Vote of Security Holders

N/A

Item 5.   Other Information

N/A

Item 6.   Exhibits

(a)       Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of December, 2009.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	December 21, 2009
Graham Taylor

/s/ Steven Tan	Director	December 21, 2009
Steven Tan