Form 10-Q
period 2010-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2010-03-22
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended January 31, 2010

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of January 31, 2010, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $958,435.

Outstanding Common Stock: As of January 31, 2010, the Company had 54,470,740 shares of Common Stock outstanding.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court:     Yes ☐    No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 31, 2010
Common Stock, $0.001 par value	54,470,740

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	January 31	July 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$427,051	$20,704
Prepaid expenses and other	58,050	50,475
Total current assets	485,101	71,179

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$485,101	$71,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable (Note 5)	-	23,842
Accounts payable including related party payable of $18,700 (July 31, 2009 - $146,411) (Note 9 )	299,451	683,181
Accrued liabilities including related party liabilities of $40,000 (July 31, 2009 - $153,581) (Note 9 )	81,462	263,457
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 6 )	716,600	1,464,246
Total current liabilities	1,219,513	2,556,727

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11 and 12)

STOCKHOLDERS' DEFICIT
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2009 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Authorized 100,000 Class A shares
Issued and outstanding:
200,000 Series "B" (July 31, 2009 - 200,000)	200	200
Additional paid-in capital	19,476,515	19,401,615
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,150,382)	(21,826,615)
Accumulated other comprehensive loss	(38,073)	(38,076)
Total stockholders' deficit	(734,412)	(2,485,548)

Total liabilities and stockholders' deficit	$485,101	71,179

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended January 31		Six months ended January 31		Exploration stage through January 31,
	2010	2009	2010	2009	2010

EXPENSES
Consulting	$42,000	$43,328	$58,226	$80,866	$2,749,391
Finder fees	-	-	-	-	674,375
Investor relations	179	261	356	632	1,811,386
Legal and professional fees	22,742	33,961	32,742	45,839	1,291,169
Exploration licenses	271	0	2,096	3,561	946,850
Geological expenses	9,504	40,466	27,661	157,166	2,077,106
Amortization	-	-	-	-	159,881
Salaries and benefits	10,330	26,986	18,552	91,410	1,167,210
Stock-based compensation	18,770	82,097	37,540	174,895	3,060,668
Registration payment arrangements	-	-	-	-	394,000
Travel	3,890	3,665	9,672	6,530	1,003,175
Write-down of abandoned assets (Note 4)	-	-	-	-	83,204
Write-down of impaired assets		-	-	-	365,316
Other administrative expenses	26,107	46,492	77,635	144,086	2,312,160
Total expenses	133,792	277,256	264,480	704,985	18,095,891

Net (loss) from continuing operations	(133,792)	(277,256)	(264,480)	(704,985)	(18,095,891)

Gain on sales of subsidiaries (Note 4)	-	-	-	-	3,582,801
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	478,991	222,370	1,940,712	222,370	(82,243)
Gain/loss on sales of impaired assets of subsidiaries	-	-	-	-	15,212
Loss from discontinued operations of components held for sale (Note 4)	-	-	-	(168,959)	(5,570,261)

Net income/(loss) for the period	345,199	(54,886)	1,676,232	(651,574)	(20,150,382)

Other comprehensive income (loss)
Foreign currency translation	-	-	3	685	(38,073)

Comprehensive income/(loss)	$345,199	$(54,886)	$1,676,235	$(650,889)	$(20,188,455)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	(0.00)	0.00	(0.00)	(0.01)
Net income/(loss) for the period	0.01	(0.01)	0.03	(0.01)

Weighted average number of common stock outstanding	54,470,740	54,470,740	54,470,740	54,440,305

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended January 31		Six months ended January 31		Exploration stage through January 31,
	2010	2009	2010	2009	2010

Cash and cash equivalent from (used in) operating activities:
Net income/(loss)	$345,199	$(54,886)	$1,676,232	$(651,574)	$(20,150,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,770	82,097	37,540	174,895	3,060,668
Stock issued / allotted for services and licenses	-	-	-	-	1,516,547
Amortization of fixed assets	-	-	-	-	259,249
Imputed interest on loans from shareholders	15,857	22,636	37,361	45,240	234,364
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 3 & 4)			(1,940,712)	-	(1,940,712)
Loss on dispositions and writedowns of fixed assets	-	-	-	-	431,707
Gain on disposition of subsidiaries	-	-			(1,342,001)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	11,418	15,551	(7,573)	52,236	(43,535)
Accounts payable and accrued liabilities	(347,676)	(15,664)	(565,725)	164,150	216,508
Liabilities for registration payments	-	-	-	-	394,000
Liabilities of component held for sale	-	-	-	-	189,721
Net cash and cash equivalent from (used in) perating activities	(435,423)	49,735	(762,877)	(215,053)	(17,173,866)

Cash and cash equivalent from (used in) investing activities:
Collection of proceeds receivable for disposition of subsidiaries	478,991	-	1,940,712	100,000	2,821,954
Proceeds received from disposition of subsidiary	-	-			-
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	-	(670,321)
Net cash and cash equivalent from (used in) investing activities	478,991	-	1,940,712	100,000	2,151,915

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan	-	-	(23,842)	(10,000)	(30,714)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	-	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	-	-	(376,855)
Repayment of loans from shareholders	(454,891)	(15,039)	(747,646)	(24,721)	(757,326)
Loans from shareholders	-	10,900		20,618	1,329,018
Net cash and cash equivalent from (used in) financing activities	(454,891)	(4,139)	(771,489)	(14,103)	15,491,939

Effect of other comprehensive income (loss) on cash	-	-	-	685	(42,960)

Increase/(decrease) in cash and cash equivalents	(411,323)	45,596	406,347	(128,471)	427,028
Cash and cash equivalent, beginning of period	838,374	3,026	20,704	177,093	23
Cash and cash equivalent, end of period	$427,051	$48,622	$427,051	48,622	$427,051

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense	15,858	22,636	37,361	45,240	234,364

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	-	-	-	18,770			18,770
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	21,503			21,503
Net loss for the period	-	-	-	-	-	-	3		1,331,034		1,331,037

Balance October 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,073)	$19,441,888	$(20,495,581)	$(77,143)	$(1,114,238)

Stock-based compensation	-	-	-	-	-	-	-	18,770			18,770
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	15,857			15,857
Net loss for the period	-	-	-	-	-	-	-		345,199		345,199

Balance January 31, 2010	54,470,740	54,471	200	-	-	-	(38,073)	19,476,515	(20,150,382)	(77,143)	$(734,412)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1.  BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements as of January 31, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2009 audited financial statements and notes thereto.

2.  BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,150,382 as of January 31, 2010.  As of January 31, 2010, the Company had a total of $427,051 in cash and cash equivalents and a working capital deficiency and shareholder deficit of $734,412.  The cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to raise capital from sources such as equity, debt or joint venture partners. There remains significant doubt as to the Company’s ability to continue as a going concern.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

3.  PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $nil (July 31, 2009 - $nil) consist of $178,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2009 - $2,022,955), carried net of a reserve for uncollectible amounts of $178,901 (July 31, 2009 - $2,022,955). During the quarter, the Company collected RMB 3,500,000 (approximately $510 million) (2008 - $nil) (Note 4) and for the year to date the Company has collected RMB 13,500,000 (approximately $1,976,000) less expenses related to the collection of this receivable.

4.  MINERAL PROPERTIES AND JOINT VENTURES

At January 31, 2010, the Company is involved in the following material agreements with respect to mineral properties and exploration licenses.

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

On November 16, 2008, the Company signed an amending agreement with the purchaser of Long Teng to extend the due dates of the then outstanding proceeds of RMB 13,000,000. The amendment also made the Company liable for RMB 300,000 (approximately $44,000) of costs incurred by the purchaser to settle pre-existing liabilities of Long Teng.  These costs were to be paid by a reduction of the final payment under the amended agreement. The Company only received RMB 420,000 (approximately $61,404) of the agreed proceeds and the balance of the receivable was provided provided for as reserve for bad debts.  Subsequent to this, an additional $207,604 was received and was recognized as a recovery of bad debts in a prior period.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

On September 3, 2009, the Company entered into a settlement agreement with the Purchaser and the third party.  Pursuant to  settlement agreement  the third party agreed to pay RMB 13,500,000  to the Company in three installments: RMB 5,000,000 was payable upon issuance of a new business license for Long Teng to the third party; RMB 5,000,000 was payable on or before September 28, 2009; and RMB 3,500,000 was payable on or before October 28, 2009.  Under the agreement, the Company was required to pay a commission of RMB 135,000 (out of the second installment) and legal fees to a law firm that acted as a trust agent for the funds.  In October 2009, Magnus received RMB 10,000,000 (approximately $1.466 million) pursuant to the settlement agreement and paid RMB 135,000 in commission and RMB 50,000 in legal fees to the law firm.   On November 10, 2009, a new business license was issued reflecting that ownership of Long Teng had been transferred to the third party.  The remaining RMB 3.5 million (approximately $510,000) was received by the Company on December 4, 2009. As at January 31, 2010, Magnus had received a total of RMB 21.92 million (about $3,210,000) in proceeds from the sale of Long Teng.

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
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

In addition to the licenses transferred to Magnus under the License Transfer Agreement, Magnus received an additional two exploration licenses covering 159.49 sq. km.  In fiscal year 2008, four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  The Mitoma Property is comprised of seven exploration licenses covering 359.49 sq. km.

Since acquiring the Lugazi Property, AMF has received four additional exploration licenses covering 1,359.17 sq. km.  During fiscal year 2008, one license was renewed for a period of two years, with a 50% reduction in area, so that the Lugazi Property is comprised of five exploration licenses covering 1,487.69 sq. km.

The three exploration licenses that comprised the Mubende Property expired in August 2009: EL0116, EL0122 and EL0123. The Company has reapplied for EL0122 and EL0123 and another new licence in the Mubende area.

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganada (the “Kigumba Property”) was granted to the Company. The Company is exploring for uranium and gold across a 20km long uranium anomaly which was picked up by processing the data from the airborne geophysical survey which was flown over 80% of Uganda. Since acquiring this licence, three additional licences totaling 1402.55 square kilometers were also acquired under the name of the Company’s indirect wholly-owned subsidiary, AB Mining.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired under the name of AB Mining.

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company. The Company is exploring for minerals such as tantalum and rare earth metals associated with a carbonatite complex, as well as diamonds associated with potential kimberlite pipes.

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company. The tantalum potential at this project remains to be evaluated.

5.  DEMAND LOAN PAYABLE

During the year to date, the Company repaid $23,842 representing the outstanding principal plus accrued interest on this demand loan.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

6.  LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan of $50,000 is repayable on demand, the remainder have no stated terms of repayment. The Company has recognized imputed interest in the amount of $15,857 in the three months ended January 31, 2010 (2009 - $22,636) and $37,361(2009 - $45,240) in the nine months ended January 31, 2010 on these loans.  The imputed interest is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

7.  LEASES

The Company has the following commitments for leased office premises:
Entebbe Uganda - $1,100 per month on a month to month basis.

The Company is committed to payments of $C 9,063 (approximately $US 8,500 as at January 31, 2010) per year for the next three years for the lease of a photocopier.

8.  COMMON STOCK

Warrants outstanding and exercisable as of January 31, 2010 are as follows:
Exercise Price		Number of Warrants	Expiry Date
	$0.75	175,000	05/23/2010
Cdn $	0.50	1,728,267	02/01/2010
Cdn $	0.50	200,000	08/14/2010
		2,103,267

9.  RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the quarter ended January 31, 2010, the Company accrued $17,000 (2009 - $50,000) to the chief executive officer of the Company for consulting services rendered.  $18,600 remains payable at January 31, 2010 (July 31, 2009 - $ 146,075) in respect of such services for the current and prior period.  During the current quarter the Company incurred $nil to a director of the Company (2008 - $50,000) for geological consulting services rendered. $40,000 remains payable as at January 31, 2010 (July 31, 2009   - $130,000) in respect of such services in prior periods.

The Company has an accrued liability of $18,581 (July 31, 2009 - $23,581) to a relative of a director in respect of consulting fees rendered in 2006.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

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

A summary of the Company’s stock option activitie is presented below:

	Employee/ Director	Non-employee Options	Weighted Average Exercise Price $	Weighted Average Grant-date Fair Value $	Aggregate Intrinsic Value $
Options Outstanding, July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding, July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding, July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Options Outstanding, July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding, July 31, 2008, 2009 and January 31, 2010	1,628,333	1,686,667	0.50	0.16

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

				Weighted		Expected
				Average	Aggregate	compensation
	Range of Exercise Prices		Number	Exercise	Intrinsic	cost for non-
	High	Low	of Shares	Price	Value	vested awards
Vested at January 31,	$	$		$		$
2010 and earlier	0.5	0.5	3,065,833	0.5		-
Remainder of 2010	0.5	0.5	200,417	0.5		41,400
2011	0.5	0.5	48,750	0.5		6,783
			3,315,000			48,183

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2009	425,833	86,450	0.21
Non-vested options outstanding, January 31, 2010	249,167	48,183	0.21
Options vested in three months ended January 31, 2010	176,666	38,267	0.21

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

If not previously exercised or canceled, options outstanding at January 31, 2010 will expire as follows:

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

The Company has net operating losses carried forward of approximately $7,676,000 for United States tax purposes and $2,672,000 for Ugandan tax purposes which will expire in 2029 if not utilized. The Company has provided a reserve for the full amount of its tax assets.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

12.  SETTLEMENT OF CONTINGENT LIABILITY

In December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited (“Kamu”), a drill contractor used by the Company in Uganda.  Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu under which Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu for each property that cannot be transferred.  As of March 3, 2010 the mineral properties have been transferred to Kamu. During the quarter ended January 31, 2010, the Company paid the outstanding amount owing on this claim of $50,000 and at January 31, 2010 there were no amounts owing related to this claim.

13.  SUBSEQUENT EVENTS

The mineral properties referred to in Note 12 have all been transferred to Kamu Kamu as of March 3, 2010.

The Company has reapplied for four new licences, two which will cover the previous Mubende licences at EL0122 and EL0123, one in the area east of Mubende and one additional licence west of the Nyanga property.

1,728,267 warrants priced at Cdn$.50 expired on February 1, 2010.

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

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 and a new licence to the east in the Mubende area.

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

Kigumba Project

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba Property”) was granted to the Company. A 20km long uranium anomaly on the license was picked up by processing the data from the airborne geophysical survey was flown over 80% of Uganda. Since acquiring this licence, three additional licences totalling 1402.55 square kilometers were also acquired.

Work completed at the Kigumba Property includes 84 soil samples collected along three sample lines totaling 9,400 metres and hand held scintillometer readings taken along five lines totaling 11,545 metres. These surveys were conducted across the main uranium radiometric anomaly.

The results of this ground survey indicated that there is a distinct enriched zone, with an element association of U, Th, K, Ce and La (the last two elements being Rare Earth Elements), which is closely associated with the airborne anomaly. The partial leach semi-quantitative analytical method shows that Uranium reaches a maximum value of 18 ppm above a background of some 1.6 ppm and Thorium has a maximum value of 103 ppm. The anomalous U and Th samples were re-analyzed by means of pressed pellet XRF for more quantitative results. The soil values show Uranium values reaching 35 ppm and Thorium values reaching 141 ppm.

Rubindi Project

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired.

Kidera Project

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company. The Company is evaluating this project for tantalum, rare earth metals and diamonds, based on interpretation of airborne radiometric and magnetic anomalies.

During the last quarter a ground survey across a large radiometric anomaly and single point magnetic anomalies was completed. A total of 156 soil samples were collected along seven lines totaling 31,200 metres, 55 heavy mineral concentrate samples along four lines totaling 5,000 metres and 68 rock samples collected over outcropping granite. The samples are currently being processed and analyzed at the laboratories, for multi-element rare earth metals and kimberlite indictor minerals.

Nyanga Project

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

As at January 31, 2010, Magnus had received a total of RMB 21.92 million (about $3,210,000) in proceeds from the sale of Long Teng and has been fully paid by Mr. He.

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

Employees

As at January 31, 2010, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Transactions with Related Parties / Subsequent Events

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu Kamu under which Kamu Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by

African Mineral Fields to Kamu Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu Kamu for each property that cannot be transferred.  The mineral properties have all been transferred to Kamu Kamu as of March 3, 2010. During the quarter ended January 31, 2010, the Company paid the outstanding amount owing on this claim of $50,000 and at January 31, 2010 there were no amounts owing related to this claim.

The Company has reapplied for four new licences, two which will cover the previous Mubende licences at EL0122 and EL0123, one in the area east of Mubende and one additional licence west of the Nyanga property.

1,728,267 warrants priced at Cdn$.50 expired on February 1, 2010.

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

Outlook

At January 31, 2010, the price of gold was $1079.20 per ounce (source: www.kitco.com) compared to $927.10 at January 31, 2009, representing an increase of approximately 16.41%. Other mineral commodity prices have mostly increased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $734,412 at January 31, 2010.

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

Results from Operations

Summary

The Company’s consolidated net income for the three months ended January 31, 2010 was $345,199 or $0.01 per share compared to a consolidated net loss for the corresponding period in the previous year of $54,866 or $0.01 per share.  The consolidated net income for the current quarter relates to the recovery of a previously recorded bad debt related to the proceeds on the sale of Long Teng Mining for $478,991.  There was no such recovery recorded in the corresponding quarter of the prior year.  Total expenses for the quarter were $133,792 compared to $277,256 in the corresponding quarter last year, a decrease of $143,464.  The largest expense was related to consulting. The primary reason for the decrease in the quarterly expenses from year to year is that the Company cut back its expenditures while it was working to recover the remaining proceeds on the sale of Long Teng Mining.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $9,775 in the three months ended January 31, 2010, including geological expenses and exploration licenses. The decrease from the total of $40,466 in the same period of 2009 is due to the decrease in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $26,107 in the current quarter compared to $46,492 in the corresponding period in the previous year, representing a decrease of $20,385. The decrease is primarily due to giving up office space and laying off staff to conserve money, plus having disposed of the properties in China.

Consulting expenses

Consulting expenses were $42,000 in the current quarter compared to $43,328 in the corresponding period in the previous year, representing a decrease of $1,328.  The decrease is due to the reduction in consulting personnel, the change of the Company’s VP of Exploration from a full-time to a part-time consulting role effective December 31, 2008 and the Company’s CEO taking a reduction in remuneration effective December 31, 2008.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used operations was $435,423 in the current quarter compared to from operations of $49,735 in the corresponding period in the previous year.  The increase in use of cash in operations of $485,158 when the net loss from continuing operations decreased was primarily attributable to a higher pay down of accounts payable and accrued liabilities balances during the quarter compared to the corresponding quarter in the previous year.

Investing Actiivities

Cash from investing activities in the current quarter is due to the recovery of a previously recorded bad debt related to the proceeds on the sale of Long Teng Mining for $478,991. In the corresponding quarter of the prior year the Company had $nil from investing activities.

Financing Activities

The Company had cash used in financing activities of $454,891 in the current quarter compared to $4,139 cash used in the corresponding period of the previous year. The difference is due to higher repayment of shareholder loans in the current period.

Liquidity and Capital Resources

At January 31, 2010 the Company’s total assets were $485,101 as compared to $71,179 at July 31, 2009. Long-term liabilities as of January 31, 2010 totaled $nil as compared to $nil in the previous year.  The Company had a working capital deficiency of $734,412 at January 31, 2010.

As of January 31, 2010 the Company had non-interest bearing loans from various shareholders in the amount of $716,600. The Company has recognized imputed interest of $15,857 in the three months ended January 31, 2010 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $20,150,382 as of January 31, 2010.  As of January 31, 2010, the Company had a total of $427,051 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On January 31, 2010, the exchange rate was UGX 1,881.5 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On January 31, 2010, the exchange rate was RMB 1 = US $0.1466.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu Kamu under which Kamu Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu Kamu for each property that cannot be transferred.  The transfer of these mineral properties was completed to Kamu Kamu on March 3, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At January 31, 2010, the Company had a working capital deficiency of $734,412. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY’S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company’s operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company’s financial condition.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2010.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	March 17, 2010

/s/ Steven Tan
Steven Tan	Director	March 17, 2010