Form 10-Q
period 2010-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2010-06-18
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended April 30, 2010

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of April 30, 2010, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $766,748.

Outstanding Common Stock: As of April 30, 2010, the Company had 54,470,740 shares of Common Stock outstanding.

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

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, $0.001 par value	54,470,740

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	April 30	July 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$283,556	$20,704
Prepaid expenses and other	65,282	50,475
Total current assets	348,837	71,179

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$348,837	$71,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable (Note 5)	-	23,842
Accounts payable including related party payable of $18,700 (July 31, 2009 - $146,411) (Note 9 )	272,702	683,181
Accrued liabilities including related party liabilities of $48,400 (July 31, 2009 - $153,581) (Note 9 )	90,680	263,457
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 6 )	680,688	1,464,246
Total current liabilities	1,166,071	2,556,727

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11 and 12)

STOCKHOLDERS' DEFICIT
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2009 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Authorized 100,000 Class A shares
Issued and outstanding:
200,000 Series "B" (July 31, 2009 - 200,000)	200	200
Additional paid-in capital	19,505,906	19,401,615
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,262,595)	(21,826,615)
Accumulated other comprehensive loss	(38,073)	(38,076)
Total stockholders' deficit	(817,234)	(2,485,548)

Total liabilities and stockholders' deficit	$348,837	71,179

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

					Exploration stage
	Three months ended April 30		Nine months ended April 30		through April 30,
	2010	2009	2010	2009	2010

EXPENSES
Consulting	$22,752	$-	$80,978	$80,866	$2,772,143
Finder fees	-	-	-	-	674,375
Investor relations	425	1,210	781	1,842	1,811,811
Legal and professional fees	12,640	20,487	45,382	66,326	1,303,809
Exploration licenses	4,447	6,677	6,543	10,238	951,298
Geological expenses	25,051	8,507	52,712	165,673	2,102,156
Amortization	-	-	-	-	159,881
Salaries and benefits	11,961	7,683	30,513	99,093	1,179,171
Stock-based compensation	18,770	81,204	56,310	256,099	3,079,438
Registration payment arrangements	-	-	-	-	394,000
Travel	1,786	-	11,458	6,530	1,004,961
Write-down of abandoned assets (Note 4)	-	-	-	-	83,204
Write-down of impaired assets	-	-	-	-	365,316
Other administrative expenses	14,380	34,291	92,015	178,377	2,326,541
Total expenses	112,212	160,059	376,692	865,044	18,208,103

Net (loss) from continuing operations	(112,212)	(160,059)	(376,692)	(865,044)	(18,208,103)

Gain on sales of subsidiaries (Note 4)	-	-	-	-	3,582,801
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	-	-	1,940,712	207,604	(82,243)
Gain/loss on sales of impaired assets of subsidiaries	-	446	-	15,212	15,212
Loss from discontinued operations of components held for sale (Note 4)	-	-	-	(168,959)	(5,570,261)

Net income/(loss) for the period	(112,212)	(159,613)	1,564,020	(811,187)	(20,262,595)

Other comprehensive income (loss)
Foreign currency translation	-	13	-	698	(38,076)

Comprehensive income/(loss)	$(112,212)	$(159,600)	$1,564,020	$(810,489)	$(20,300,671)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	(0.00)	0.00	(0.01)	(0.02)
Net income/(loss) for the period	(0.00)	(0.01)	0.03	(0.01)

Weighted average number of common stock outstanding	54,470,740	54,470,740	54,470,740	54,440,227

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management
					Exploration stage
	Three months ended April 30		Nine months ended April 30		through April 30,
	2010	2009	2010	2009	2010
Cash and cash equivalent from (used in) operating activities:
Net income/(loss)	$(112,212)	$(159,613)	$1,564,020	$(811,187)	$(20,262,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,770	81,204	56,310	256,099	3,079,438
Stock issued / allotted for services and licenses	-	-	-	-	1,516,547
Amortization of fixed assets	-	-	-	-	259,249
Imputed interest on loans from shareholders	10,621	21,900	47,981	67,140	244,985
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 3 & 4)	-	-	(1,940,712)	-	(1,940,712)
Loss on dispositions and writedowns of fixed assets	-	-	-	-	431,707
Gain on disposition of subsidiaries	-	-			(1,342,001)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(7,232)	977	(14,805)	53,213	(50,766)
Accounts payable and accrued liabilities	(29,530)	32,521	(595,254)	196,671	186,979
Liabilities for registration payments	-	-	-	-	394,000
Liabilities of component held for sale	-	-	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	(119,584)	(23,011)	(882,460)	(238,064)	(17,293,447)

Cash and cash equivalent from (used in) investing activities:
Collection of proceeds receivable for disposition of subsidiaries	-	-	1,940,712	100,000	2,821,954
Proceeds received from disposition of subsidiary	-	-			-
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	-	(670,321)
Net cash and cash equivalent from (used in) investing activities	-	-	1,940,712	100,000	2,151,915

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan	-	-	(23,842)	(10,000)	(30,714)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	-	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	-	-	(376,855)
Repayment of loans from shareholders	(35,911)	-	(783,557)	(24,721)	(793,239)
Loans from shareholders	-	2,294		22,912	1,329,018
Net cash and cash equivalent from (used in) financing activities	(35,911)	2,294	(807,400)	(11,809)	15,456,025

Effect of other comprehensive income (loss) on cash	-	13	-	698	(42,960)

Increase/(decrease) in cash and cash equivalents	(155,495)	(20,704)	250,852	(149,175)	271,533
Cash and cash equivalent, beginning of period	427,051	48,622	20,704	177,093	23
Cash and cash equivalent, end of period	$271,556	$27,918	$271,556	27,918	$271,556

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense	10,621	21,900	47,981	67,140	244,985

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	-	-	-	18,770			18,770
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	21,503			21,503
Net loss for the period	-	-	-	-	-	-	3		1,331,033		1,331,036

Balance October 31, 2009	54,470,740	54,471	200	-	-	-	(38,073)	19,441,888	(20,495,582)	(77,143)	(1,114,239)

Stock-based compensation	-	-	-	-	-	-	-	18,770			18,770
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	15,857			15,857
Net loss for the period	-	-	-	-	-	-	-	-	345,199		345,199

Balance January 31, 2010	54,470,740	54,471	200	-	-	-	(38,073)	19,476,515	(20,150,383)	(77,143)	(734,413)

Stock-based compensation	-	-	-	-	-	-	-	18,770	-	-	18,770
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	10,621	-	-	10,621
Net loss for the period	-	-	-	-	-	-	-	-	(112,212)	-	(112,212)
											-
Balance April 30, 2010	54,470,740	$54,471	$200	$-	$-	$-	$(38,073)	$19,505,906	$(20,262,595)	$(77,143)	$(817,234)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements as of April 30, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2009 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,262,595 as of April 30, 2010.  As of April 30, 2010, the Company had a total of $283,556 in cash and cash equivalents and a working capital deficiency and stockholder deficit of $817,234.  The cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $nil (July 31, 2009 - $nil) consist of $178,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2009 - $2,022,955), carried net of a reserve for uncollectible amounts of $178,901 (July 31, 2009 - $2,022,955). For the year to date, the Company has collected RMB 13,500,000 (approximately $1,976,000), less expenses, related to the collection of this receivable.

4. MINERAL PROPERTIES AND JOINT VENTURES

At April 30, 2010, the Company is involved in the following material agreements with respect to mineral properties and exploration licenses.

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
April 30, 2010
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

AMF has two incorporated subsidiary companies, African Mineral Fields Limited (“AMF Ltd.”) and AB Mining Ltd. (“ABM”), under the laws of Uganda for the purpose of holding legal interest in exploration licenses in Uganda.

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

For the Mwerusandu project, during the quarter ended April 30, 2010, three licenses expired and were not renewed. A further license was transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008. The Company no longer holds any licenses at Mwerusandu.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

During the quarter ended April 30, 2010, three licenses expired and were relinquished. A further four licenses were transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of the settlement agreement. The Company no longer holds any licenses at Mitoma.

The five Lugazi licenses were transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of the settlement agreement. The Company no longer holds any licenses at Lugazi.

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 in the Mubende area. The Company was granted new licenses in March 2010 over the same areas as EL0122 and EL0123, with new numbers EL0585 and EL0586 respectively.

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

6. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest. One loan of $50,000 is repayable on demand, the remainder have no stated terms of repayment. The Company has recognized imputed interest in the amount of $10,621 in the three months ended April 30, 2010 (2009 - $21,900) and $47,981 (2009 - $67,140) in the nine months ended April 30, 2010 on these loans.  The imputed interest is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

7. LEASES

The Company has the following commitments for leased office premises: Entebbe Uganda - $1,100 per month on a month to month basis.

The Company is committed to payments of $C 9,063 (approximately $US 8,500 as at April 30, 2010) per year for the next three years for the lease of a photocopier.

8. COMMON STOCK

Warrants outstanding and exercisable as of April 30, 2010 are as follows:

Exercise Price		Number of Warrants	Expiry Date
	$0.75	175,000	05/23/2010
Cdn $	0.50	200,000	08/14/2010
		375,000

9. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the quarter ended April 30, 2010, the Company accrued $18,375 (2009 - $50,000) to the chief executive officer of the Company for consulting services rendered.  $18,600 remains payable at April 30, 2010 (July 31, 2009 - $ 146,075) in respect of such services for the current and prior period.  During the current quarter the Company incurred $8,400 to a director of the Company (2009 - $50,000) for geological consulting services rendered. $48,400 remains payable as at April 30, 2010 (July 31, 2009   - $130,000) in respect of such services in prior periods.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

A summary of the Company’s stock option activitie is presented below:

	Employee/ Director	Non-employee Options	Weighted Average Exercise Price		Weighted Average Grant-date Fair Value		Aggregate Intrinsic Value
Options Outstanding, July 31, 2003			$		$		$
Options granted:	1,624,000	2,376,000		0.50		0.47		1,880,000
Options Outstanding, July 31, 2004	1,624,000	2,376,000		0.50		0.47		1,880,000
Options granted:	130,000	260,000		1.60		1.05		409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)		0.50		0.47		151,340
Options forfeited	-	(60,000)		1.60		1.05		63,000
Options Outstanding, July 31, 2005	2,076,000	2,254,000		0.59		0.51		2,226,500
Options granted:	569,000	1,713,000		2.01		0.79		1,805,120
Options exercised:	(1,050,000)	(96,000)		0.50		0.47		538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)		1.60		1.05		210,000
Options forfeited	-	(431,000)		0.76		0.58		249,370
Options Outstanding, July 31, 2006	1,795,000	3,240,000		1.24		0.64		3,243,630
Options cancelled upon the death of a director	(244,444)	-		1.66		0.95		(231,166)
Options forfeited	(235,833)	(263,223)		1.96		0.96		(455,574)
Options Outstanding, July 31, 2007	1,314,723	2,976,777		1.13		0.60
Options granted:	600,000	435,000		0.50		0.23
Options forfeited	(286,390)	(1,725,110)		1.34		0.45
Options Outstanding, July 31, 2008, 2009 and April 30, 2010	1,628,333	1,686,667		0.50		0.16

Compensation cost related to options to vest in the future will be recognized as the related options vest.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

Outstanding options vest as follows:

	Range of Exercise Prices		Number	Weighted		Expected
				Average Exercise	Aggregate	compensation cost for non-
	High	Low	of	Price	Intrinsic	vested awards
Vested at April 30,	$	$	Shares	$	Value	$
2010 and earlier	0.50	0.50	3,152,033	0.50		-
Remainder of 2010	0.50	0.50	114,167	0.50		23,583
2011	0.50	0.50	48,750	0.50		6,783
			3,315,000			30,366

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2009	425,833	86,450	0.21
Non-vested options outstanding, April 30, 2010	162,917	30,366	0.21
Options vested in nine months ended April 30, 2010	262,916	56,084	0.21

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

If not previously exercised or canceled, options outstanding at April 30, 2010 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	Of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	3,315,000	0.5

The fair values of the options granted November 1, 2007 were estimated at $0.35 per share, the fair values of the options granted April 30, 2008 were estimated at $0.14 per share, the fair values of the options re-priced and extended on April 30, 2008 were estimated at $0.14 per share and the fair values of the options granted May 28, 2008 were estimated at $0.13 per share. The fair values of the options granted in the year ended July 31, 2006 were estimated at values ranging from $0.18 per share to $1.08 per share. The fair values of the options granted in the years 2005 and 2004 were estimated at $1.05 per share and $0.47 per share, respectively. The valuations were performed using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

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

The Company has net operating losses carried forward of approximately $7,721,000 for United States tax purposes and $2,708,000 for Ugandan tax purposes which will expire in 2029 if not utilized. The Company has provided a reserve for the full amount of its tax assets.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010
(Expressed in US Dollars)
(Unaudited – Prepared by Management)

12. SETTLEMENT OF CONTINGENT LIABILITY

In December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited (“Kamu”), a drill contractor used by the Company in Uganda.  Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu under which Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu for each property that cannot be transferred.  As of March 3, 2010 the mineral properties have been transferred to Kamu. During the quarter ended January 31, 2010, the Company paid the outstanding amount owing on this claim of $50,000 and at April 30, 2010 there were no amounts owing related to this claim.

13. SUBSEQUENT EVENTS

In June 2010, the Company was granted a new exploration license at the Nyanga property, covering an area of 79.6 square kilometers.

175,000 warrants priced at Cdn$.75 expired on May 23, 2010.

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in five mineral properties: Rubindi, Kigumba, Kidera, Nyanga and Mubende.

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in five mineral in Uganda (comprising 10 mineral exploration licenses): Buhweju East, Kigumba, Kidera, Nyanga and Mubende. Magnus transferred 10 of its previously-held mineral exploration licenses to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008. A further 4 exploration licenses expired during the quarter and were relinquished.

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

During the quarter ended April 30, 2010, three licenses expired and were not renewed. A further license was transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008. The Company no longer holds any licenses at Mwerusandu.

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

During the quarter ended April 30, 2010, three licenses expired and were relinquished. A further four licenses were transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of the settlement agreement. The Company no longer holds any licenses at Mitoma.

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

The five Lugazi licenses were transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of the settlement agreement. The Company no longer holds any licenses at Lugazi.

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

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 in the Mubende area. The Company was granted new licenses over the same areas as EL0122 and EL0123, with new numbers EL0585 and EL0586 respectively.

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

Work completed at the Kigumba Property includes 84 soil samples collected along three sample lines totaling 9,400 metres and hand-held scintillometer readings taken along five lines totaling 11,545 metres. These surveys were conducted across the main uranium radiometric anomaly.

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

Work completed at the Rubindi property includes 113 stream sediment samples and 3 rock grab samples from rivers and streams which drain off the Buhweju plateau to the west. The samples are currently being processed and analyzed at the laboratories, for gold and platinum group elements.

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

This first phase of surface geochemical exploration has shown that there is a low potential for rare metals – REE, Tantalum and Niobium. The radiometric anomaly prominently displayed in the airborne coverage is underlain by silica rich per-aluminous granitic rocks. These rocks are not ideally suited for rare metal mineralisation, and the results indicate background levels with no clear evidence for anomalous concentrations. Results from heavy mineral concentrates show that six out of sixteen samples reported possible kimberlite indicator minerals.

Nyanga Project

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganada (the “Nyanga Property”) was granted to the Company. The Company intends to evaluate the tantalum potential at this project.

An exploration report on the Nyanga quarry was obtained by the Company which included historical information and work conducted in 2000. Results from this period indicate selected high grades of tantalum and niobium in channel trench samples from historical artisanal mine workings.

During the quarter, the Company applied for a new exploration licence to the west of the Nyanga licence, with an area of 79.6 square kilometers.

Future Plans

On its core properties in Uganda, Magnus intends to undertake low cost exploration and add value by evaluating new targets generated by the high resolution geophysical survey that has been completed over 80% of the country. The Company is targeting strategic minerals, in particular uranium, lithium, tantalum, Rare Earths, and vermiculite, while at the same time investigating kimberlite potential (for diamonds) and expanding the existing knowledge base for gold mineralization.

Over the course of fiscal year 2010, the Company intends to evaluate its Ugandan exploration portfolio and determine which projects it can reasonably maintain where it can conduct cost-effective further exploration and which projects will require significant capital that necessitates teaming up with joint venture partners.

Employees

As at April 30, 2010, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Transactions with Related Parties / Subsequent Events

In June 2010, the Company was granted a new exploration license at the Nyanga property, covering an area of 79.6 square kilometers.

175,000 warrants priced at $.75 expired on May 23, 2010.

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

Outlook

At April 30, 2010, the price of gold was $1,179.30 per ounce (source: www.kitco.com) compared to $1,079.20 at April 30, 2009, representing an increase of approximately 9.28%. Other mineral commodity prices have mostly increased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $817,234 at April 30, 2010.

The Company has 100% ownership of its Uganda projects and no longer has any joint venture projects that require it to make expenditures to earn its interest. While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company’s consolidated net loss for the three months ended April 30, 2010 was $112,212 or $0.0021 per share compared to a consolidated net loss for the corresponding period in the previous year of $159,613 or $0.0030 per share.  Total expenses for the quarter were $112,212 compared to $160,059 in the corresponding quarter last year, a decrease of $47,847.  The primary reason for the decrease in the quarterly expenses from year to year is that the Company cut back its expenditures while it was working to recover the remaining proceeds on the sale of Long Teng Mining.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $29,498 in the three months ended April 30, 2010, including geological expenses and exploration licenses. The increase from the total of $15,184 in the same period of 2009 is due to the increase in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $14,380 in the current quarter compared to $34,291 in the corresponding period in the previous year, representing a decrease of $19,911. The decrease is primarily due to giving up office space and laying off staff to conserve money, plus having disposed of the properties in China.

Consulting expenses

Consulting expenses were $22,752 in the current quarter compared to $nil in the corresponding period in the previous year, representing an increase of $22,752.  The increase was due to the Company’s CEO taking remuneration in the current quarter.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $119,584 in the current quarter compared to cash used in operations of $23,011 in the corresponding period in the previous year.  The increase in use of cash in operations of $96,573 when the net loss from continuing operations decreased was primarily attributable to a higher pay down of accounts payable and accrued liabilities balances during the quarter compared to the corresponding quarter in the previous year.

Investing Actiivities

Cash from investing activities in the current quarter is $nil compared to $nil for the corresponding quarter of the prior year.

Financing Activities

The Company had cash used in financing activities of $35,911 in the current quarter compared to $2,294 cash from financing activities in the corresponding period of the previous year. The difference is due to higher repayment of shareholder loans in the current period.

Liquidity and Capital Resources

At April 30, 2010 the Company’s total assets were $348,837 as compared to $71,179 at July 31, 2009. Long-term liabilities as of April 30, 2010 totaled $nil as compared to $nil in the previous year.  The Company had a working capital deficiency of $817,234 at April 30, 2010.

As of April 30, 2010 the Company had non-interest bearing loans from various shareholders in the amount of $680,688. The Company has recognized imputed interest of $10,621 in the three months ended April 30, 2010 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $20,262,595 as of April 30, 2010.  As of April 30, 2010, the Company had a total of $271,556 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On April 30, 2010, the exchange rate was UGX 2,111.69 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On April 30, 2010, the exchange rate was RMB 1 = US $0.1466.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On December 11, 2008, the Company's indirect wholly-owned subsidiary, African Mineral Fields Limited, received notice that a legal action had been instituted against it in Uganda by Kamu Kamu Drilling Experts Limited, a drill contractor used by the Company in Uganda.  Kamu Kamu was seeking special damages in the amount of US$306,595, general damages, interest and costs of the action for the alleged breach by African Mineral Fields Limited of a reverse circulation drilling agreement dated April 29, 2008 between Kamu Kamu and African Mineral Fields Limited.   On November 11, 2009, African Mineral Fields entered into a settlement agreement with Kamu Kamu under which Kamu Kamu agreed to deliver to African Mineral Fields a full and final release of its claim in exchange for: (1) US$50,000; and (2) the transfer by African Mineral Fields to Kamu Kamu of 10 mineral properties in Uganda representing 1,706 square kilometers.  If any of the properties cannot be transferred then African Mineral Fields will pay an additional US$2,000 to Kamu Kamu for each property that cannot be transferred.  Payment of the $50,000 was made by the Company in November 2009 and the transfer of the 10 mineral properties was completed to Kamu Kamu on March 3, 2010. Thus this legal action has been settled.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At April 30, 2010, the Company had a working capital deficiency of $817,234. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

●	Availability and costs of financing;

●	Ongoing costs of production;

●	Market prices for the minerals to be produced;

●	Environmental compliance regulations and restraints; and

●	Political climate and/or governmental regulation and control.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of June, 2010

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By:	/s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 18, 2010

/s/ Steven Tan
Steven Tan	Director	June 18, 2010