Form 10-K/A
period 2009-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2010-12-03
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment #1

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

Future Plans

The largest expected source of capital for the year 2009-10 is the collection of monies owed to Magnus from the sale of Long Teng Mining in China. Magnus received 10 million RmB (approximately $1.466 million) in October 2009. 3.5 million RmB (approximately $510,000) remains to be collected from the purchaser and RmB 1,359,800 (approximately $199,000) remains to be collected from an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the company’s office in Canada.

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

Exploration, property evaluation and holding costs

Exploration expenses totaled $212,572 in 2009, including geological expenses and exploration licenses. Exploration expenses decreased from a total of $997,543 in 2008. The decrease in 2009 is mostly due to the suspension of any major exploration activity in Uganda by Magnus after October 2008 because of lack of available capital.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $194,274 in the current fiscal year compared to $381,687 in 2008.   The decrease  from 2008 is due to the elimination of the Vancouver office and all of its full-time employees, the elimination of investor relations activities due to poor stock market conditions for most of fiscal 2009, and a reduction in travel expenses due to the elimination of travel on capital raising trips and to investor and industry conferences.

Registration payment arrangements

See Part II, Item 5 above, and Note 9 to the financial statements included herein for details on the registration payment arrangements.

Stock-based compensation

Stock-based compensation expenses of $165,819 decreased from $528,266 in 2008. The decrease from 2008 to 2009 is due to granted options becoming fully vested in 2009.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $252,385 in the current fiscal year compared to cash uses of $2,419,650 in 2008.    The decrease from 2008 is primarily due to the suspension of any major exploration activity in Uganda by Magnus since October 2008 and also due to the elimination of the Vancouver office and all of its full-time employees. This resulted in greatly reduced business activity of the Company in fiscal year 2009.

Financing Activities

The Company used cash for financing activities of $4,696 in the current fiscal year compared to receiving cash of $1,354,767 in 2008. The decrease in financing activities in 2009 reflects the global economic slowdown in fiscal year 2009 and an extreme reduction in the allocation of capital towards earlier stage exploration companies.

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

The Company has experienced total losses during the exploration stage amounting to $21,826,615 as of July 31, 2009.  As of July 31, 2009, the Company had a total of $20,704 in cash and cash equivalents. Subsequent to July 31, 2009, in October and November 2009, the Company received 13.5 million RmB (approximately $1,890,000) owed to it for the sale of Yunnan Long Teng Mining Ltd. The Company anticipates using the proceeds received to pay some of the existing liabilities of the Company and to provide working capital to fund further exploration of the Uganda properties and general administration of the Company. After considering the receipt of the 13.5 million RMB subsequent to the year end, the Company has insufficient funds to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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
(An exploration stage company)

We have audited the accompanying consolidated balance sheet of Magnus International Resources Inc. (an exploration stage company) as of July 31, 2009 and July 31, 2008, the related consolidated statement of stockholders’ equity (deficit) for the years ended July 31, 2009, 2008, 2007 and 2006,and the related statements of operations and cash flows for the years ended July 31, 2009 and July 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2009 and July 31, 2008 and the results of its operations and its cash flows for the years ended July 31, 2009 and July 31, 2008, and the changes in stockholders’ equity (deficit) for the years ended July 31, 2009, 2008, 2007 and 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations since inception ,  a working capital deficiency and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

November 12, 2009

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$20,704	$177,093
Prepaid expenses and other	50,475	63,842
Proceeds of disposition receivable (Note 3)	-	100,000
Total current assets	71,179	340,935

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$71,179	$340,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable (Note 5)	23,842	30,715
Accounts payable including related party payable of $146,411 (July 31, 2008 - $83,312) (Note 10)	683,181	376,285
Accrued liabilities including related party liabilities of $153,581 (July 31, 2008 - $87,381) (Note 10)	263,458	236,024
Liabilities for registration payments	122,000	182,000
Loans from shareholders (Note 6 )	1,464,246	1,462,069
Total current liabilities	2,556,727	2,287,093

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12 and 14)

STOCKHOLDERS' DEFICIT
Common stock (Note 8)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2008 - 54,070,740	54,471	54,071
Preferred stock (Note 9)
Authorized 1,000,000 shares at par value of $0.001 each
Authorized 100,000 Class A shares
Issued and outstanding:
200,000 Series "B" (July 31, 2008 - 200,000)	200	200
Subscriptions received		100,000
Additional paid-in capital	19,401,615	19,046,586
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(21,826,615)	(21,031,104)
Accumulated other comprehensive loss	(38,076)	(38,768)
Total stockholders' deficit	(2,485,548)	(1,946,158)

Total liabilities and stockholders' deficit	$71,179	340,935

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Exploration stage
			through July 31,
	2009	2008	2009 (unaudited)

EXPENSES
Consulting	$80,949	$325,222	$2,691,165
Finder fees	-	-	674,375
Investor relations	(10,735)	30,461	1,811,030
Legal and professional fees	113,084	173,019	1,258,427
Exploration licenses	26,861	105,101	944,754
Geological expenses	185,710	892,442	2,049,444
Amortization	-	53,997	159,881
Salaries and benefits	146,655	206,475	1,148,658
Stock-based compensation	165,819	528,266	3,023,128
Registration payment arrangements	(60,000)	14,000	394,000
Travel	6,256	108,343	993,503
Write-down of abandoned assets (Note 4)	-	83,204	83,204
Write-down of impaired assets	-	-	365,316
Other administrative expenses	205,010	351,226	2,234,527
Total expenses	859,609	2,871,756	17,831,412

Net (loss) from continuing operations	(859,609)	(2,871,756)	(17,831,412)

Gain on sales of subsidiaries (Note 4)		3,582,801	3,582,801
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	217,845	(2,240,800)	(2,022,955)
Gain/loss on sales of impaired assets of subsidiaries	15,212	-	15,212
Loss from discontinued operations of components held for sale (Note 4)	(168,959)	(88,268)	(5,570,261)

Net (loss) for the period	(795,511)	(1,618,023)	$(21,826,615)

Other comprehensive income (loss)
Foreign currency translation	692	14,004	(38,076)

Comprehensive (loss)	(794,819)	(1,604,019)	$(21,864,691)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	(0.02)	(0.06)
Net (loss) for the period	(0.01)	(0.03)

Weighted average number of common stock outstanding
	54,455,398	51,930,143

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Exploration stage
	Years Ended July 31		through July 31,
	2009	2008	2009 (unaudited)
Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(795,511)	$(1,618,023)	$(21,826,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	165,819	528,266	3,023,128
Stock issued / allotted for services and licenses	-	147,547	1,516,547
Amortization of fixed assets	-	53,997	259,249
Imputed interest on loans from shareholders	89,610	78,072	197,004
Loss on dispositions and writedowns of fixed assets	-	83,204	431,707
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	(217,845)	(1,342,001)	(1,559,846)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	13,367	22,958	(35,961)
Deposit receivable	-	-	-
Assets of component held for sale	-	-	-
Accounts payable and accrued liabilities	334,330	24,847	782,232
Liabilities for registration payments	(60,000)	14,000	394,000
Liabilities of component held for sale	-	(412,517)	189,721
Net cash and cash equivalent from (used in) operating activities	(470,230)	(2,419,650)	(16,628,834)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	317,845	781,242	1,099,087
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	(2,591)	(670,321)
Net cash and cash equivalent from (used in) investing activities
	317,845	778,651	429,048

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received		30,000	30,000
Repayment of demand loan	(6,873)		(6,873)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	765,000	11,135,384
Finders' fees paid in respect of private placements	-	(44,817)	(376,855)
Loans from shareholders	2,177	604,584	1,319,339
Net cash and cash equivalent from (used in) financing activities	(4,696)	1,354,767	16,263,427

Effect of other comprehensive income (loss) on cash	692	29,754	(42,960)

Increase (decrease) in cash and cash equivalents	(156,389)	(256,476)	20,681
Cash and cash equivalent, beginning of period	177,093	433,569	23
Cash and cash equivalent, end of period	20,704	$177,093	$20,704

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense	89,610	78,072	197,004

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
(Expressed in US Dollars)
(Information presented for the periods July 31, 2002 through July 31, 2005 is unaudited)
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)
Balance July 31, 2002	21,543,200	$21,543	-	$-	$-	$-	$2,362	$59,008	$-	$(109,417)	$(26,504)
Capital contributed by shareholder	-	-		-		-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-		-		-	-	(6,471)	-	-	(6,471)
Net income for the year (unaudited)	-	-		-		-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003	21,543,200	$21,543	$-	$-	$-	$-	$-	$55,623	$-	$(77,143)	$23
Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	-	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2004 and February 29, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	-	190,000	-	-	-	-	190,000
Shares subscription received	-	-	-	1,327,254	-	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	-	276,705	-	-	276,705
Net loss for the year	-	-	-	-	-	-	-	-	(1,737,327)	-	(1,737,327)

Balance July 31, 2004 (unaudited)	22,543,200	$22,543	$-	$1,327,254	$-	$190,000	$-	$755,328	$(1,737,327)	$(77,143)	$480,655

Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	-	3,535,805
Stock Based compensation	-	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818	7,337	-	(3,748,409)	-	-	-	3,741,072	-	-	-
Exercise of Warrants ($1.00)	620,000	620	-	-	-	-	-	619,380	-	-	620,000
285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	-	500,000	-	-	-	-	500,000
Net loss for the year	-	-	-	-	-	-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005 (unaudited)	30,500,018	$30,500	$-	$1,114,650	$-	$690,000	$-	$5,688,430	$(5,508,820)	$(77,143)	$1,937,617

Share subscriptions received	-	-	-	3,242,325	-		-		-	-	3,242,325
Shares allotted as finders' fees	-	-	-		-	287,820	-	(287,820)	-	-	-
Finders' fee paid in cash	-	-	-		-		-	(110,838)	-	-	(110,838)
Finders' fee shares issued	200,000	200	-		-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-		-	255,000	-		-	-	255,000
Stock-based compensation	-	-	-		-	-	-	1,068,142	-	-	1,068,142
Shares issued pursuant to subscriptions	3,456,550	3,456	-	(3,871,975)	-	-	-	3,868,519	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	2,969,332	-	-	-	-	-	-	2,969,332
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	5,175,372	5,176	-	(6,148,983)	-	-	-	6,143,807	-	-	-
Shares issued pursuant to exercise of Options	1,146,000	1,146	-	-	-	-	-	571,854	-	-	573,000
Shares issued pursuant to agreement	285,714	286	-	-	-	(500,000)	-	499,714	-	-	-
Preferred stock subscribed and issued	-	-	100	-	-		-	-	-	-	100
Minority interest in deficit recognized on license transfer	-	-	-	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(14,703)	-	(9,401,834)	-	(9,416,537)

Balance July 31, 2006	40,763,654	$40,764	$100	$150,000	$(2,844,651)	$542,820	$(14,703)	$17,631,608	$(14,910,654)	$(77,143)	$518,141

Share subscriptions received	-	-	-	2,265,000	-	-	-	-	-	-	2,265,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(221,200)	-	-	(221,200)
Stock-based compensation	-	-	-	-	-	-	-	411,546	-	-	411,546
Shares issued pursuant to subscriptions	5,100,000	5,100	-	(2,250,000)	-	-	-	2,244,900	-	-	-
Shares issued pursuant to acquisition of African mineral fields	6,000,000	6,000	200	-	-	-	-	(501,434)	-	-	(495,234)
Promissory notes cancelled	(2,322,164)	(2,322)	-	-	2,844,651	-	-	(2,842,329)	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	29,322	-	-	29,322
Net loss for the period	-	-	-	-	-	-	(38,069)	-	(4,502,428)	-	(4,540,497)

Balance July 31, 2007	49,541,490	$49,542	$300	$165,000	$-	$537,620	$(52,772)	$16,757,613	$(19,413,082)	$(77,143)	$(2,032,922)

Share subscriptions received	-	-	-	765,000	-	-	-	-	-	-	765,000
Share subscriptions received in conversion of shareholder's loan	-	-	-	200,000	-	-	-	-	-	-	200,000
Shares cancelled pursuant to agreement for disposition of subsidiaries	(285,714.00)	(286.00)	-	-	-	-	-	-	-	-	(286)
Reversal of share allotment pursuant to agreement for disposition of subsidiaries	-	-	-	-	-	(255,000)	-	-	-	-	(255,000)
Shares issued pursuant to subscriptions	3,806,184	3,806	-	(1,030,000)	-	-	-	1,026,194	-	-	-
Cancellation of Series "A" preferred shares	-	-	(100)	-	-	-	-	100	-	-	-
Shares issued in settlement of registration payment liability	272,000	272	-	-	-	-	-	271,728	-	-	272,000
Shares issued for past and current services	365,625	366	-	-	-	-	-	145,181	-	-	145,547
Shares issued as finders' fees	371,155	371	-	-	-	(282,620)	-	284,249	-	-	2,000
Finders' fees paid in cash	-	-	-	-	-	-	-	(44,817)	-	-	(44,817)
Stock-based compensation	-	-	-	-	-	-	-	528,266	-	-	528,266
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	78,072	-	-	78,072
Net income for the period	-	-	-	-	-	-	14,004	-	(1,618,022)	-	(1,604,018)

Balance July 31, 2008	54,070,740	$54,071	$200	$100,000	$-	$-	$(38,768)	$19,046,586	$(21,031,104)	$(77,143)	$(1,946,158)

Stock-based compensation	-	-	-	-	-	-	-	165,819	-	-	165,819
Shares issued pursuant to subscriptions	400,000	400	-	(100,000)	-	-	-	99,600	-	-	-
Cancellation of Series "A" preferred shares	-	-	-	-	-	-	-	-	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	89,610	-	-	89,610
Net loss for the period	-	-	-	-	-	-	692	-	(795,511)	-	(794,819)

Balance July 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

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

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment and additional proceeds relating to transfer of a license) relating to the sale of Long Teng. As at July 31, 2009, Magnus had received a total of RMB 7.3 million (approximately $1,099,000) in proceeds from the sale of Long Teng, not including proceeds collected and held back by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed 13.5 million RMB (approximately $1,976,000) by the purchaser and RMB 1,359,800 (approximately $199,000) by the intermediary.

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

Mineral Properties and Exploration Expenses

Mineral property acquisition costs are capitalized and carried at cost, subject to write-down in case of impairment.  Exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all development costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. To July 31, 2009, all costs of the Company’s properties in China and Uganda have been classified as exploration costs as the licences included rights to explore and not to mine. As at July 31, 2009, the Company did not have proven or probable reserves.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.   If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at July 31, 2007, the Company designated all its long-lived assets in China as held for sale, and wrote down its assets in China to $nil. Management’s assessment of the value of the assets was based on the fact that the only prospect for recovery was through sale of the Huidong (Yunnan Long Teng Mining) property. The Company’s assets in China in the accounts consisted of prepaid expenses and deposits and fixed assets. As the assets were held for sale, it was appropriate to write them down to their value in a sale. Management believed they would have no value to a purchaser in a sale, and therefore they had no value.

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

3.  PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2008 - $100,000) consist of $2,022,955  receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2008 - $2,340,800), carried net of a reserve for uncollectible amounts of $2,022,955 (July 31, 2008 - $2,240,800). The Company has collected $317,845 of the receivable in the year ended July 31, 2009.   Subsequent to year end the Company collected an additional RMB 10,000,000 (approximately $1.466 million dollars) See also Note 4 and Note 14.

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

As at July 31, 2007, the Company designated all the assets of Long Teng Mining as held for sale, and wrote down the assets to $nil. See Note 1.

On May 12, 2008, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with Team 209.  Under the Modification Agreement, the Company, which held a 90% interest in Long Teng Mining and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”, which holds the mineral rights to the Mangshi Property, described below), would obtain the remaining 10% interest in Long Teng Mining from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209.  Magnus was also required to pay 1 million RMB (approximately US$130,000) to Team 209 for previous services provided by Team 209 to Long Teng Mining and Western and payment of all the liabilities of Western within 10 days after all documents submitted to governmental departments receive approval. Prior to entering the Modification Agreement, on July 31, 2007, the Company had written down all the assets of both subsidiaries to $nil. The Modification Agreement was accounted for as an exchange of interests with no value and therefore no gain or loss arises due to the Modification Agreement.

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

As at July 31, 2009, Magnus had received a total of RMB 7.3 million (approximately $1,099,000) in proceeds from the sale of Long Teng, not including proceeds collected and held back by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed 13.5 million RMB (approximately $1,976,000) by the purchaser and RMB 1,359,800 (approximately $199,000) by the intermediary.

Yunnan Western Mining, Ltd.

As at July 31, 2007, the Company designated all the assets of Yunnan Western Mining as held for sale, and wrote down the assets to $nil. See Note 1.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

						Expected
	Range of			Weighted		compensation
	Exercise Prices			Average Exercise		cost for
	High	Low	Number	Price	Aggregate	non-vested awards
	$	$	of Shares	$	Intrinsic Value	$
Vested at July 31,
2009 and earlier	0.5	0.5	2,889,167	0.5		-
2010	0.5	0.5	320,000	0.5		70,883
2011	0.5	0.5	105,833	0.5		15,567
			3,315,000			86,450

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 200	843,944	176,319	0.21
Non-vested options outstanding, July 31, 2009	425,833	86,450	0.21
Options vested in 2009	418,111	89,869	0.21

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the 2009 and 2008 years as reported due to implementation of SFAS 123R:

	2009	2008

Net loss before effect of SFAS 123R	$(870,711)	$(1,514,920)
Deduct: Total stock-based employee compensation expenses	(35,000)	(103,102)

Net loss as reported 2009 and 2008	$(795,711)	$(1,618,022)

Loss per share:
Basic and diluted before effect of SFAS 123R	$(0.01)	$(0.03)

Basic and diluted as reported 2009 and 2008	$(0.01)	$(0.03)

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2009	2008

Loss for the year	$(795,511)	$(1,618,022)
Average statutory tax rate	35%	35%

Expected income tax provision	$(278,428)	$(566,308)
Impact of tax rate difference in foreign jurisdiction	19,843	24,294
Non-deductible stock-based compensation	58,037	184,893
Non-deductible imputed interest	31,364	27,325
Non-deductible registration payment arrangements	(21,000)	4,900
Non-deductible asset write-downs		29,121
Licenses acquired through stock allotment		-
Tax basis of deferred expenses in excess of book cost	2,371	(405,102)
Unrecognized tax losses	187,814	700,877

Income tax expense	$--	$--

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009
(Expressed in US Dollars)

14.  SUBSEQUENT EVENTS

On May 9, 2009 the Lai group entered into an agreement with a new buyer for Long Teng Mining , Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million.  As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, on September 3, 2009, Magnus entered into an agreement with the Lai group and Mr. He under which Mr. He agreed to pay RMB 13,500,000 of the purchase price it owes to the Lai group to Magnus instead.  This RMB 13,500,000 is payable to Magnus under the agreement as follows: RMB 5,000,000 is payable upon issuance of a new business license of Long Teng to Mr. He or his designee; RMB 4,865,000 is payable to Magnus and 135,000 is payable to Yunnan Beichuan Law firm on or before September 28, 2009; and RMB 3,500,000 is payable on or before October 28, 2009.  Under the agreement, Magnus is required to pay a commission of RMB 135,000 and legal fees to Yunnan Beichuan Law firm which is acting as a trust agent for the funds.  As at November 10, 2009, a new business license has been issued reflecting that ownership of Long Teng has been transferred to Mr. He. Consequently, Magnus has received RMB 10,000,000 (approximately $1.466 million) pursuant to the agreement and has paid RMB 135,000 in commission and 50,000 in legal fees to Yunnan Beichuan Law firm. As at November 12, 2009, the remaining 3.5 million RmB (approximately $510,000) related to the sale of Long Teng Mining in China has not been received by Magnus.

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
2007 – Nil – Schumacher & Associates Inc.
2006 – Nil – Schumacher and Associates Inc.
2005 – Nil – Moore Stephens Ellis Foster Ltd., Ernst & Young
2004 – Nil – Moore Stephens Ellis Foster Ltd.
2004 – Nil – Miller & McCollom
2003 – Nil – Miller & McCollom

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report:

Exhibit #
3.1	By-laws of the Company *
31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

*Previously filed

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

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	December 2, 2010

/s/ Steven Tan Steven Tan	Director	December 2, 2010