Form 10-K
period 2010-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2010-12-16
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐ *
*The registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.  July 31, 2010: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of December 7, 2010, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $450,449.

Outstanding Common Stock: As of December 7, 2010, the Company had 54,470,740 shares of Common Stock outstanding.

ii

iii

USE OF NAMES

In this report, the terms “Magnus,” the “Company,” “we,” or “us,” unless the context otherwise requires, mean Magnus International Resources Inc. and its subsidiaries.

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in five mineral projects in Uganda (comprising 11 mineral exploration licenses): Buhweju East, Kigumba, Kidera, Nyanga and Mubende. Magnus transferred 10 of its previously-held mineral exploration licenses to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008. A further 4 exploration licenses expired during the year and were relinquished.

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

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 in the Mubende area. The Company was granted new licenses over the same areas as EL0122 and EL0123, with new numbers EL0585 and EL0586 respectively. The Company has been advised by the Uganda Ministry of Mines that EL0585 and EL0586 were issued in error and the Company is not entitled to these licences. The Company believes it is entitled to these licenses and intends to pursue rectification of this matter.

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

Work completed at the Rubindi property includes 113 stream sediment samples and 3 rock grab samples from rivers and streams which drain off the Buhweju plateau to the west. The results show no obvious areas of anomalous gold for follow up exploration. The preliminary assay reports indicated a value of >10 ppm in a sample on Rubindi EL, but this high value was not replicated on check and re-assay of this sample. Another sample on Kanoni EL returned 2.36 ppm gold in the first assay but again this was not replicated in the check assay, which returned <0.001ppm. There could be an indication of nugget coarse gold. Uranium (U) values are in general higher on the Kanoni EL, situated over basement rocks. These values are up to 74ppm.

Kidera Project

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company. The Company is evaluating this project for tantalum, rare earth metals and diamonds, based on interpretation of airborne radiometric and magnetic anomalies.

During the year a ground survey across a large radiometric anomaly and single point magnetic anomalies was completed. A total of 156 soil samples were collected along seven lines totaling 31,200 metres, 55 heavy mineral concentrate samples along four lines totaling 5,000 metres and 68 rock samples collected over outcropping granite.

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

An exploration report on the Nyanga quarry was obtained by the Company which included historical information and work conducted in 2000. Results from this period indicate selected high grades of tantalum and niobium in channel trench samples from historical artisanal mine workings. On June 16, 2010, a further mineral exploration license covering 79.60 square kilometers was granted to the west and north of the Nyanga license.

Property Agreements – China

Yunnan Long Teng Mining Ltd. – Huidong Property

Through a joint venture agreement, the Company previously had interest, or contingent interest, in the Huidong Property, comprising 83.29 square kilometers in Sichuan Province, China. On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment) relating to the sale of Long Teng. The penalties for late payment added a further RMB 1,260,000 in payments bringing the total sale price of Long Teng to RMB 22,260,000 ($3,256,730).  As at July 31, 2010, Magnus had received $3,077,829 in proceeds from the sale of Long Teng, not including proceeds collected by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $178,901 by the intermediary.

Corporate Structure

The Company has one wholly owned subsidiary, African Mineral Fields Inc. (incorporated under the laws of the British Virgin Islands), which in turn has incorporated two subsidiaries, African Mineral Fields Limited and AB Mining Limited (both incorporated under the laws of Uganda).

The following chart describes the Company’s corporate structure and material subsidiaries:

Principal Products

At this time we do not have any product for sale as we are in the beginning stages of our exploration and development of our mineral properties to which we have indirectly acquired the exploration licenses.

Employees

As at July 31, 2010, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Transfer Agent

We have engaged Pacific Stock Transfer Company of 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 as our stock transfer agent.

Available Information

The Company’s website is www.magnusresources.com, where information about the Company may be reviewed and obtained.  In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Subsequent Events

Between July 31, 2010 and November 15, 2010, 200,000 warrants have expired. There are no warrants remaining outstanding and exercisable at November 15, 2010.

As at July 31, 2010, Magnus had received $3,077,829 in proceeds from the sale of Long Teng, not including proceeds collected by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $178,901 by the intermediary. On November 9, 2010, the Company received payment of $60,000 on account of proceeds of disposition receivable from the intermediary reducing the amount owed by the intermediary to $118,901.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended July 31, 2010, the Company had a loss from continuing operations of $481,615. At July 31, 2010, the Company had a working capital deficiency of $890,146. Magnus needs to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

Summary

The Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in five mineral projects in Uganda (comprising 11 mineral exploration licenses): Buhweju East, Kigumba, Kidera, Nyanga and Mubende.

Properties in Uganda

Property Description and Location

The Mubende, Rubindi, Kigumba, Kidera and Nyanga Properties comprising approximately 3,856.88 sq. km. are located in central, southern and southwestern Uganda in East Africa.  The properties are covered by valid exploration licenses, 11 in total.

Geological Map of Uganda Identifying the Company’s Properties

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

Kigumba Property

The Kigumba Property is located some 200 km north-northwest of the capital Kampala in the Masindi district of western Uganda. The Property is approximately centred at Latitude 1° 53’N and Longitude 31° 50’E.  The property consists of four exploration licenses covering an area of 1,769 sq. km.

Kidera Property

The Kidera Property is located some 120 km north of the capital Kampala in the Kamuli and Kayunga districts of central Uganda. The Property is approximately centred at Latitude 1° 20’N and Longitude 32° 53’E.  The property consists of one exploration license covering an area of 486 sq. km.

Nyanga Property

The Nyanga Property is located some 380 km southwest of the capital Kampala in the Ntungamo district of south-western Uganda. The Property is approximately centred at Latitude 0° 57’S and Longitude 30° 11’E.  The property consists of two exploration license covering an area of 102.88 sq. km.

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
The regional geophysics also indicate anomalous uranium, potassium and thorium contents in radiometric surveys, related to the singo granite. No work has been completed to investigate the uranium potential.

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

Work completed at the Rubindi property includes 113 stream sediment samples and 3 rock grab samples from rivers and streams which drain off the Buhweju plateau to the west. The results show no obvious areas of anomalous gold for follow up exploration. The preliminary assay reports indicated a value of >10 ppm in a sample on Rubindi EL, but this high value was not replicated on check and re-assay of this sample. Another sample on Kanoni EL returned 2.36 ppm gold in the first assay but again this was not replicated in the check assay, which returned <0.001ppm. There could be an indication of nugget coarse gold. Uranium (U) values are in general higher on the Kanoni EL, situated over basement rocks. These values are up to 74ppm.

Kidera Project

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company. The Company is evaluating this project for tantalum, rare earth metals and diamonds, based on interpretation of airborne radiometric and magnetic anomalies.

During the year a ground survey across a large radiometric anomaly and single point magnetic anomalies was completed. A total of 156 soil samples were collected along seven lines totaling 31,200 metres, 55 heavy mineral concentrate samples along four lines totaling 5,000 metres and 68 rock samples collected over outcropping granite.

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

An exploration report on the Nyanga quarry was obtained by the Company which included historical information and work conducted in 2000. Results from this period indicate selected high grades of tantalum and niobium in channel trench samples from historical artisanal mine workings. On June 16, 2010, a further mineral exploration license covering 79.60 square kilometers was granted to the west and north of the Nyanga license.

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

Over the course of fiscal year 2011, the Company intends to partner or sell some of its Ugandan exploration portfolio. The Company intends todetermine which projects it can reasonably maintain where it can conduct cost-effective further exploration and which projects will require significant capital that would necessitate teaming up with joint venture partners or the sale of particular projects.

Leased Office Space

The Company currently leases an administrative office in Entebbe, Uganda.  This leased property is described in the table below:

Address	Approximate Size	Lease Term	Approximate monthly cost

Plot 1A, Mugwanya Road Entebbe, Uganda	Shared Space, 2,500 square feet	month-to-month	USD$1,100

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

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

Quarter Ended

2003	High Trade	Low Trade
April 30	0.025	0.015
July 31	1.50	0.03
October 31	2.25	0.505

2004
January 31	0.725	0.25
April 30	1.35	0.495
July 31	1.11	0.85
October 31	1.26	0.90

2005
January 31	1.70	1.18
April 30	2.35	1.55
July 31	1.99	1.65
October 31	1.80	1.64

2006
January 31	2.25	1.60
April 30	3.93	2.10
July 31	2.50	1.73
October 31	1.93	1.19

2007
January 31	1.40	.44
April 30.53		.35
July 31.61		.50
October 31.58		.37

2008
January 31.55	.26
April 30.37	.29
July 31.31	.21
October 31.25	.04

2009
January 31.08	.015
April 30.05	.0011
July 31.045	.004
October 31.05	.013

2010
January 31.03	.008
April 30.05	.01
July 31.02	.01
October 31.02	.009

Holders

As of November 2, 2010, Magnus had at least 225 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended July 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders(1)	3,315,000 shares upon exercise of stock options	$0.50 per share	2,685,000 stock options

Total	3,315,000	$0.50	2,685,000

Notes:

(1)	The Company’s Board of Directors adopted a stock option plan on January 9, 2004. See below for details of this plan.

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

Recent Sales of Unregistered Securities

The Company did not issue any equity securities in the fiscal year 2010.

Purchase of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended July 31, 2010, no purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in §240.10b-18(a)(3) of Regulation S-K), of shares or other units of any class of the Company’s equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006	2005	2004

Loss from Continuing Operations	481,615	859,608	2,871,756	3,334,437	6,976,433	2,051,850	1,737,327
Loss from Continuing Operations per share	0.01	0.02	0.06	0.08	0.20	0.08	0.08
Total Assets	236,442	71,179	340,935	654,979	1,251,451	2,233,599	838,169

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2010, and the related notes thereto.

Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of precious and base metals.  To this end, the Company has entered, and plans to enter, into various property agreements (see “Description of Business” above).  The Company has obtained the licenses and permits of its current portfolio itself. The Company may enter into agreements that require it to contribute capital toward the exploration and development of various properties while requiring the joint venture partner to obtain or contribute mineral rights for desirable mineral properties, and obtain all required permits and licenses to commence exploration and mining activities.Similarly, the Company may also find joint venture partners for its currently wholly-owned projects.

Outlook

At July 31, 2010, the price of gold was $1,181.40 per ounce (source: www.kitco.com) compared to $954.50 at July 31, 2009, representing an increase of approximately 23.8%. Similarly, the value of copper and the value of silver both increased during the same period.  Gold and other commodities prices have mostly increased since 31 July 2009 but future prices are uncertain. On November 8, 2010, the price of gold was $1,403.20 per ounce.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, discovery of mineable reserves and successful financing, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $890,146 at July 31, 2010 (2009- $2,485,548).

The Company has 100% ownership of its Uganda projects and does not have any joint venture projects that require it to make expenditures to earn its interest.

While the Company has been successful in raising money by private placements of common shares in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company's consolidated net income for the year ended July 31, 2010 was $1,459,097 or $0.03 per share compared to the previous year’s consolidated net loss of $795,511 or $0.01 per share. The primary factor in achieving this income in the current year was the collection of proceeds of the sale of Long Teng Mining which resulted in recognition of recovery of bad debt since a bad debt provision had been taken for the full amount of the proceeds receivable at the end of the previous year, plus additional proceeds that were negotiated and received as penalties for late payment. Net loss from continuing operations for the year ended July 31, 2010 was $481,615 or $0.01 per share compared to the previous year’s net loss from continuing operations of $859,609 or $0.02 per share. The largest expense in 2010 was consulting fees primarily to the CEO, accountants and geologist. The second largest expense in 2010 was related to stock-based compensation. Loss from discontinued operations in 2010 consists of the cost of legal and admnistrative assistance in China with negotiating and collecting proceeds from the sale of Long Teng.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $75,630 in 2010, compared to $212,572 in 2009, including geological expenses and exploration licenses. The decrease in 2010 is mostly due to the further reduction of exploration activity in Uganda by Magnus because of lack of available capital.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $67,484 in the 2010 year compared to $105,227 in 2009.  The decrease from 2009 is due to having a full year with no Vancouver office or full-time employees vs nine months in 2009, as the Vancouver office and full-time staff were eliminated in October 2008.

Stock-based compensation

Stock-based compensation expenses of $77,708 decreased from $165,819 in 2009. The decrease from 2009 is due to granted options becoming fully vested.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $991,363 in the current fiscal year compared to cash uses of $485,442 in 2009.   The increase from 2009 is primarily due to payment of outstanding accounts payable and accrued liabilities, partly offset by the reduction in loss from operations as described above.

Financing Activities

The Company used cash for financing activities of $836,785 in the 2010 year compared to using cash of $4,696 in 2009. The increase is due to repaying demand loan and loans from shareholders in 2010.

Liquidity and Capital Resources

At July 31, 2010, the Company's total assets were $236,442 as compared to $71,179 in 2009. Long-term liabilities as of July 31, 2010 totaled $0 as compared to $0 in the previous year.  The Company had a working capital deficiency of $890,146 at July 31, 2010 as compared to $2,485,548 at July 31, 2009.

Major uses of cash in the next fiscal year are expected to be related to proposed exploration activities in Uganda and corporate administration.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $20,367,518 as of July 31, 2010.  As of July 31, 2010, the Company had a total of $171,303 in cash and cash equivalents; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

In 2010, the Company decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

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

Mineral Properties and Exploration Expenses

Mineral property acquisition costs are capitalized and carried at cost, subject to write-down in case of impairment.  Exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all development costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As of July 2010, the Company did not have proven or probable reserves.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties / Subsequent Events

In the year ended July 31, 2010, the Company incurred  fees of $70,937 (2009 - $90,888) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at July 31, 2010 for consulting services is $11,555 (2009 - $ 146,075). The Company incurred $2,197 in fees to a former director of the Company (2009 - $50,000 ) for geological consulting services rendered .  The total amount owed to this former director at July 31, 2010 in respect of fees is $44,386 (2009- $130,000).

As at July 31, 2010, the Company had an accrued liability of $18,581 (2009 - $23,581) to a relative of a director in respect of consulting fees rendered in 2006.

Between July 31, 2010 and November 30, 2010, 200,000 warrants have expired. No warrants remain outstanding and exercisable at November 30, 2010.

As at July 31, 2010, Magnus had received $3,077,829 in proceeds from the sale of Long Teng, not including proceeds collected by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $178,901 by the intermediary. On November 9, 2010 the Company received payment of $60,000 on account of proceeds of disposition receivable from the intermediary reducing the amount owed by the intermediary to $118,901.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On November 8, 2010, the exchange rate was UGX 2,281.2 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On November 8, 2010, the exchange rate was RMB 1 = US $0.1499.

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
(An exploration stage company)

We have audited the accompanying consolidated balance sheet of Magnus International Resources Inc. (an exploration stage company) as of July 31, 2010 and July 31, 2009, the related consolidated statement of stockholders’ equity (deficit) for the years ended July 31, 2010, 2009, 2008, 2007 and 2006,and the related statements of operations and cash flows for the years ended July 31, 2010 and July 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2010 and July 31, 2009 and the results of its operations and its cash flows for the years ended July 31, 2010 and July 31, 2009, and the changes in stockholders’ equity (deficit) for the years ended July 31, 2010, 2009, 2008, 2007 and 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations since inception , a cash deficiency, a working capital deficiency and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

December 16, 2010

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$171,303	$20,704
Prepaid expenses and other	65,139	50,475
Proceeds of disposition receivable (Note 3)	-	-
Total current assets	236,442	71,179

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$236,442	$71,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable	$-	$23,842
Accounts payable including related party payable of $20,668 (July 31, 2009 - $146,411) (Note 8)	252,614	683,181
Accrued liabilities including related party liabilities of $34,181 (July 31, 2009 - $153,581) (Note 8)	100,671	263,458
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 5)	651,303	1,464,246
Total current liabilities	1,126,588	2,556,727

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, and 12)

STOCKHOLDERS' DEFICIT
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2009 - 54,470,740	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B" (July 31, 2009 - 200,000)	200	200
Additional paid-in capital	19,537,915	19,401,615
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,367,518)	(21,826,615)
Accumulated other comprehensive loss	(38,071)	(38,076)
Total stockholders' deficit	(890,146)	(2,485,548)

Total liabilities and stockholders' deficit	$236,442	$71,179

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Exploration stage
	Years Ended July 31		through July 31,
	2010	2009	2010 (unaudited)

EXPENSES
Consulting	$95,483	$80,949	$2,786,648
Finder fees	-	-	674,375
Investor relations	1,521	(10,735)	1,812,551
Legal and professional fees	58,107	113,084	1,316,534
Exploration licenses	16,762	26,861	961,516
Geological expenses	58,868	185,710	2,108,312
Amortization	-	-	159,881
Salaries and benefits	35,065	146,655	1,183,723
Stock-based compensation	77,708	165,819	3,100,836
Registration payment arrangements	-	(60,000)	394,000
Travel	11,458	6,256	1,004,961
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	-	365,316
Interest	60,680	89,048	257,122
Other administrative expenses	65,963	115,962	2,104,048
Total expenses	481,615	859,609	18,313,027

Net (loss) from continuing operations	(481,615)	(859,609)	(18,313,027)

Gain on sales of subsidiaries (Note 4)	134,688	-	3,717,489
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	1,844,054	217,845	(178,901)
Gain on sales of impaired assets of subsidiaries	-	15,212	15,212
Loss from discontinued operations or components held for sale (Note 4)	(38,030)	(168,959)	(5,608,291)

Net income (loss) for the period	$1,459,097	$(795,511)	$(20,367,518)

Other comprehensive income (loss)
Foreign currency translation	5	692	(38,071)

Comprehensive income (loss)	$1,459,102	$(794,819)	$(20,405,589)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	(0.01)	(0.02)	(0.45)
Net (loss) from discontinued operations	-	-	(0.14)
Net income (loss) for the period	0.03	(0.01)	(0.50)

Weighted average number of common stock outstanding	54,470,740	54,455,398	40,611,385

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Exploration stage
	Years Ended July 31		through July 31,
	2010	2009	2010 (unaudited)
Cash and cash equivalent from (used in) operating activities:

Net income (loss)	$1,459,097	$(795,511)	$(20,367,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	77,708	165,819	3,100,836
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	58,592	89,610	255,596
(Gain) loss on dispositions and writedowns of fixed assets	-	(15,212)	416,495
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	(1,078,742)	(217,845)	(3,538,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(14,664)	13,367	(50,625)
Accounts payable and accrued liabilities	(593,354)	334,330	188,878
Liabilities for registration payments	-	(60,000)	394,000
Liabilities of component held for sale	-	-	189,721

Net cash and cash equivalent from (used in) operating activities	(991,363)	(485,442)	(17,635,409)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	1,978,742	317,845	3,077,829
Proceeds from sales of impaired assets of subsidiaries	-	15,212	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)

Net cash and cash equivalent from investing activities	1,978,742	333,057	2,423,002

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan	(23,842)	(6,873)	(30,715)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	(812,943)	2,177	506,396
Net cash and cash equivalent from (used in) financing activities	(836,785)	(4,696)	15,426,642

Effect of other comprehensive income (loss) on cash	5	692	(42,955)

Increase (decrease) in cash and cash equivalents	150,599	(156,389)	171,280
Cash and cash equivalent, beginning of period	20,704	177,093	23
Cash and cash equivalent, end of period	$171,303	$20,704	$171,303

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	58,592	89,610	255,596

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Information presented for the periods July 31, 2002 through July 31, 2005 is unaudited)

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)
Balance July 31, 2002 (unaudited)	21,543,200	$21,543	-	$-	$-	$-	$2,362	$59,008	$-	$(109,417)	$(26,504)
Capital contributed by shareholder	-	-	-	-	-	-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-	-	-	-	-	-	(6,471)	-	-	(6,471)
Net income (loss) for the year	-	-	-	-	-	-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003 (unaudited)	21,543,200	$21,543	$-	$-	$-	$-	$-	$55,623	$-	$(77,143)	$23

Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	-	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2003 and February 29, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	-	190,000	-	-	-	-	190,000
Share subscriptions received	-	-	-	1,327,254	-	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	-	276,705	-	-	276,705
Net (loss) for the year	-	-	-	-	-	-	-	-	(1,737,327)	-	(1,737,327)

Balance July 31, 2004 (unaudited)	22,543,200	$22,543	$-	$1,327,254	$-	$190,000	$-	$755,328	$(1,737,327)	$(77,143)	$480,655

Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	-	3,535,805
Stock-based compensation	-	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818	7,337	-	(3,748,409)	-	-	-	3,741,072	-	-	-
Exercise of warrants ($1.00)	620,000	620	-	-	-	-	-	619,380	-	-	620,000
285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	-	500,000	-	-	-	-	500,000
Net (loss) for the year	-	-	-	-	-	-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005 (unaudited)	30,500,018	$30,500	$-	$1,114,650	$-	$690,000	$-	$5,688,430	$(5,508,820)	$(77,143)	$1,937,617

Share subscriptions received	-	-	-	3,242,325	-	-	-		-	-	3,242,325
Shares allotted as finders' fees	-	-	-	-	-	287,820	-	(287,820)	-	-	-
Finders' fee paid in cash	-	-	-	-	-	-	-	(110,838)	-	-	(110,838)
Finders' fee shares issued	200,000	200	-	-	-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	-	1,068,142	-	-	1,068,142
Shares issued pursuant to subscriptions	3,456,550	3,456	-	(3,871,975)	-	-	-	3,868,519	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	2,969,332	-	-	-	-	-	-	2,969,332
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	5,175,372	5,176	-	(6,148,983)	-	-	-	6,143,807	-	-	-
Shares issued pursuant to exercise of options	1,146,000	1,146	-	-	-	-	-	571,854	-	-	573,000
Shares issued pursuant to agreement	285,714	286	-	-	-	(500,000)	-	499,714	-	-	-
Preferred stock subscribed and issued	-	-	100	-	-		-	-	-	-	100
Net (loss) for the year	-	-	-	-	-	-	(14,703)	-	(9,401,834)	-	(9,416,537)

Balance July 31, 2006	40,763,654	$40,764	$100	$150,000	$(2,844,651)	$542,820	$(14,703)	$17,631,608	$(14,910,654)	$(77,143)	$518,141

Share subscriptions received	-	-	-	2,265,000	-	-	-	-	-	-	2,265,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(221,200)	-	-	(221,200)
Stock-based compensation	-	-	-	-	-	-	-	411,546	-	-	411,546
Shares issued pursuant to subscriptions	5,100,000	5,100	-	(2,250,000)	-	-	-	2,244,900	-	-	-
Shares issued pursuant to acquisition of African mineral fields	6,000,000	6,000	200	-	-	-	-	(501,434)	-	-	(495,234)
Promissory notes cancelled	(2,322,164)	(2,322)	-	-	2,844,651	-	-	(2,842,329)	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	29,322	-	-	29,322
Net (loss) for the year	-	-	-	-	-	-	(38,069)	-	(4,502,428)	-	(4,540,497)

Balance July 31, 2007	49,541,490	$49,542	$300	$165,000	$-	$537,620	$(52,772)	$16,757,613	$(19,413,082)	$(77,143)	$(2,032,922)

Share subscriptions received	-	-	-	765,000	-	-	-	-	-	-	765,000
Share subscriptions received in conversion of shareholder's loan	-	-	-	200,000	-	-	-	-	-	-	200,000
Shares cancelled pursuant to agreement for disposition of subsidiaries	(285,714.00)	(286.00)	-	-	-	-	-	-	-	-	(286)
Reversal of share allotment pursuant to agreement for disposition of subsidiaries	-	-	-	-	-	(255,000)	-	-	-	-	(255,000)

Shares issued pursuant to subscriptions	3,806,184	3,806	-	(1,030,000)	-	-	-	1,026,194	-	-	-
Cancellation of Series "A" preferred shares	-	-	(100)	-	-	-	-	100	-	-	-
Shares issued in settlement of registration payment liability	272,000	272	-	-	-	-	-	271,728	-	-	272,000
Shares issued for past and current services	365,625	366	-	-	-	-	-	145,181	-	-	145,547
Shares issued as finders' fees	371,155	371	-	-	-	(282,620)	-	284,249	-	-	2,000
Finders' fees paid in cash	-	-	-	-	-	-	-	(44,817)	-	-	(44,817)
Stock-based compensation	-	-	-	-	-	-	-	528,266	-	-	528,266
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	78,072	-	-	78,072
Net income (loss) for the year	-	-	-	-	-	-	14,004	-	(1,618,022)	-	(1,604,018)

Balance July 31, 2008	54,070,740	$54,071	$200	$100,000	$-	$-	$(38,768)	$19,046,586	$(21,031,104)	$(77,143)	$(1,946,158)

Stock-based compensation	-	-	-	-	-	-	-	165,819	-	-	165,819
Shares issued pursuant to subscriptions	400,000	400	-	(100,000)	-	-	-	99,600	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	89,610	-	-	89,610
Net income (loss) for the year	-	-	-	-	-	-	692	-	(795,511)	-	(794,819)

Balance July 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	-	-	-	77,708	-	-	77,708
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	58,592	-	-	58,592
Net income for the year	-	-	-	-	-	-	5	-	1,459,097	-	1,459,102

Balance July 31, 2010	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,537,915	$(20,367,518)	$(77,143)	$(890,146)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

1. BASIS OF PRESENTATION

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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 4).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2010.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Marketing, Magnus BVI and Magnus HK have no transactions as of July 31,2010. Magnus HK has been deregistered pursuant to Section 291AA(9) of the Companies Ordinance of Hong Kong. Magnus HK was officially dissolved as of September 25, 2009.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment) relating to the sale of Long Teng. As at July 31, 2010, Magnus had received $3,077,829 in proceeds from the sale of Long Teng, not including proceeds collected by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $178,901 by the intermediary.

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
July 31, 2010 and 2009
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

In the year ended July 31, 2008, AMF acquired four more mineral exploration licenses and designated them as the Rubindi, Kigumba, Kidera and Nyanga projects. Since acquiring these licenses, five additional licenses associated with these projects have been acquired. See also Note 4.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Golden River,   Gravity Marketing, Magnus BVI, AMF and the two Ugandan subsidiaries.  All significant inter-company balances and transactions are eliminated.

The assets of AMF at the time of acquisition have been reflected in these financial statements at their historical cost to AMF, since the transaction was between related parties. The carrying values of AMF’s assets at time of the acquisition consisted of cash of $282 and prepaid expenses of $14,514.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2010 and 2009, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral property acquisition costs are capitalized and carried at cost, subject to write-down in case of impairment.  Exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all development costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

amortized using the unit-of-production method when a property reaches commercial production. To July 31, 2010, all costs of the Company’s properties in China and Uganda have been classified as exploration costs as the licenses included rights to explore and not to mine. As at July 31, 2010, the Company did not have proven or probable reserves.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at July 31, 2010 the company has no asset retirement obligations.

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
July 31, 2010 and 2009
(Expressed in US Dollars)

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended July 31, 2010and 2009 because common stock equivalents consisting of options to acquire 3,315,000 (2009 - 3,315,000) shares of common stock and warrants to acquire  200,000 (2009 – 3,225,891) shares of common stock that are outstanding at July 31, 2010 are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities at July 31, 2010 and 2009, reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

The Company holds $149,576 cash in bank accounts that are not insured against financial institution failure due to holding US currency in Canada and holding US and Ugandan currency in Uganda.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,367,518 as of July 31, 2010.  As of July 31, 2010, the Company had a total of $171,303 in cash and cash equivalents and a working capital deficiency of $890,146, and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.  There is significant doubt as to the Company’s ability to continue as a going concern.

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

In 2010, the Company decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2009 - $nil) consist of $178,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2009 - $2,022,955), carried net of a reserve for uncollectible amounts of $178,901 (July 31, 2009 - $2,022,955). The Company collected $1,844,054 of this receivable in the year ended July 31, 2010. See also Notes 4 and 12.

4. MINERAL PROPERTIES AND JOINT VENTURES

To July 31, 2010, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China and Uganda.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

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

On May 12, 2008, the Company entered into an Agreement for Modification of Joint Venture Rights & Interests (the “Modification Agreement”) with Team 209.  Under the Modification Agreement, the Company, which held a 90% interest in Long Teng Mining and a 90% interest in Yunnan Western Mining Co., Ltd. (“Western”, which holds the mineral rights to the Mangshi Property, described below), would obtain the remaining 10% interest in Long Teng Mining from Team 209 in exchange for transferring the Company’s 90% interest in Western to Team 209.  Magnus was also required to pay 1 million RMB (approximately US$130,000) to Team 209 for previous services provided by Team 209 to Long Teng Mining and Western and payment of all the liabilities of Western within 10 days after all documents submitted to governmental departments receive approval. Prior to entering the Modification Agreement, on July 2007 the Company had written down all the assets of both subsidiaries to $nil. The Modification Agreement was accounted for as an exchange of interests with no value and therefore no gain or loss arose due to the Modification Agreement.

On May 28, 2008, Magnus executed an agreement (the “Transfer Agreement”) with Mr. Jinzang Lai (“Lai”) under which Magnus agreed to sell its 90% interest in Yunnan Long Teng Mining Ltd., which owns the exploration license underlying the Huidong gold exploration property in Sichuan Province, China to Lai.  Under the Transfer Agreement, Magnus was to receive; (i) RMB 7,000,000 (approximately US $1,000,000) within seven days of the execution of the Transfer Agreement; (ii) a further RMB 7,000,000  within seven days of the successful renewal of the exploration license underlying the Huidong property; (iii) a further RMB 4,900,000 (approximately US $700,000) within seven days of the transfer of Magnus’ 90% interest in Yunnan Long Teng Mining Ltd. to Lai; and (iv) a further RMB 2,100,000 (approximately US $300,000) within seven days of the transfer of the remaining 10% interest in Yunnan Long Teng Mining Ltd. held by Team 209 to Lai, whether directly from Team 209 or indirectly from Team 209 to Magnus and then to Lai.  In addition, Magnus was to retain a 3% net smelter royalty on any minerals produced from the Huidong property under the exploration license in the future, which were to be paid quarterly.  In late May 2008, Lai forwarded the first payment of RMB 7,000,000 to Magnus. The exploration license underlying the property was successfully renewed by the relevant Chinese authorities and 100% of the ownership interest in the company that possesses the license, Long Teng Mining Ltd., was transferred to Lai.

On November 12, 2008 the Company collected a further RMB 1,000,000 (approximately $146,000) of the proceeds of sale of Long Teng from Lai. On November 16, 2008, the Company signed an amending agreement with Lai to extend the due dates of the remaining outstanding proceeds over three months to  February 28, 2009. The amendment also made Magnus liable for RMB 300,000 (approximately $44,000) of additional costs incurred by Lai to settle pre-existing liabilities of Long Teng.  On November 21, 2008 the Company collected RMB 420,000 (approximately $61,000) of the amount that was due by November 30. The Company did not receive the rest of the payments due between then and February 28, 2009.

As of June 17, 2009, Magnus had received a total of RMB 8.42 million (approximately $1,232,000) out of the 21 million RMB Long Teng sale price originally agreed to on May 28, 2008. On June 17, 2009, Magnus signed a new amended sale agreement requiring the Lai group to pay Magnus RMB 13.5 million within 10 days of the signing of the agreement. Magnus agreed to waive its right to a previously agreed 3% net smelter royalty on mineral

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

production and late payments due according to the November 2008 contract in return for an additional 1.38 million RMB (approximately $202,000)  payment that was included in the 13.5 million RMB total payment. According to the new agreement, if the Lai group were not to pay Magnus the 13.5 million RMB then Magnus would have the right to take back its ownership of Long Teng Mining Ltd. without refunding any payments received previously from the Lai group or Magnus may elect to continue to accrue a 10% penalty, RMB 1,228,000 (approximately $180,000), per month until the Company is paid by the Lai group. The Company did not receive the RMB 13.5 million within 10 days of the signing of the agreement.

On May 9, 2009 the Lai group entered into an agreement with a new buyer, Mr. Peijan He, under which the Lai group would transfer its interest in Yunnan Long Teng Mining Ltd. to Mr. He for RMB 24.8 million. As the Lai group still owed Magnus RMB 13.5 million for acquiring its interest in Long Teng, Mr. He verbally agreed to pay RMB 13.5 million of the purchase price it owes to the Lai group to Magnus instead. A formal agreement was signed on September 3, 2009.

As at July 31, 2010, Magnus had received $3,077,829 in proceeds from the sale of Long Teng, not including proceeds collected by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $178,901 by the intermediary.

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

On November 25, 2005, Magnus acquired 100% of the issued and outstanding shares of Golden River Resources Corp., a private British Columbia company (“Golden River”), which was owned by First Fortune Investments Inc.  Golden River was a party to a co-operative joint venture agreement dated August 29, 2003 (the “Mangshi Agreement”) with Team 209.  Under the Mangshi Agreement, Golden River and Team 209 formed Western Mining, a sino-foreign joint venture company which held the rights to the Mangshi Property, a mineral exploration property comprising approximately 113.96 square kilometres in Yunnan Province.  Golden River had the right to earn a 90% interest in Western Mining, with Team 209 retaining the other 10%.

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
July 31, 2010 and 2009
(Expressed in US Dollars)

In order to exercise the option on the Mwerusandu licenses, AMF was required to pay $30,000 cash immediately and another $15,000 within three months, issue 500,000 shares to the Grantor and incur $2,000,000 on exploration of the licensed properties over three years.

During the years ended July 31, 2006 and 2007 AMF paid the first $35,000 cash and issued the 500,000 shares to the Grantor.

In order to exercise the option on the Mitoma licenses, AMF was required to pay $20,000 cash immediately and another $100,000 within 30 days, another $60,000 within three months and another $55,000 within six months, issue 500,000 shares to the Grantor and incur $2,000,000 on exploration of the licensed properties over three years. During the year ended July 31, 2006 and 2007 AMF paid the first $170,000 cash and issued the 500,000 shares to the Grantor.

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

On November 8, 2007, AMF entered into a license transfer agreement (the “License Transfer Agreement”) with the Grantor under which the Grantor agreed to transfer 100% of the right, title and interest to the licenses comprising the Mwerusandu Property and the Mitoma Property to AMF Ltd. for consideration already paid under the option agreements.  The Ugandan Department of Geological Survey and Mines ratified the transfer of the licenses on December 20, 2007, and accordingly AMF Ltd. then held a 100% interest in the Mwerusandu Property and Mitoma properties. The Grantor was entitled to receive from AMF Ltd. a net smelter returns royalty on the Mwerusandu and Mitoma properties on a sliding scale between 0.5% (if the gold price is below $250/oz.) and 2.1% (if the gold price is above $1,200/oz.), depending on the price of gold when the NSR is being paid.

In addition to the Mwerusandu licenses transferred to AMF Ltd. under the License Transfer Agreement, AMF Ltd. received an additional exploration license covering 147.63 sq. km.  During fiscal year 2008, three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property was then comprised of four exploration licenses covering 175.43 sq. km. During the  year ended July 31, 2010, three of the

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

licenses expired and were not renewed. A further license was transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008. The Company no longer holds any licenses at Mwerusandu.

In the year ended July 31, 2008, AMF received two additional exploration licenses on the Mitoma property covering 159.49 sq. km.  During 2008 four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  As at July 31, 2009, the Mitoma Property comprised of seven exploration licenses covering 359.49 sq. km. During the year ending July 31, 2010, three licenses expired and were relinquished. A further four licenses were transferred to Kamu Kamu as part of the settlement agreement. As at year end July 31, 2010, the Company no longer holds any licenses at Mitoma.

In the year ended July 31, 2008, AMF received four additional exploration licenses on the Lugazi property covering 1359.17 sq. km. During the year ended July 31, 2010,  the five Lugazi licenses were transferred to Kamu Kamu as part of the settlement agreement. The Company no longer holds any licenses at Lugazi.

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

The Company withdrew from the Mashonga agreement in December 2008. As at 1 December, 2008 when the Company terminated the Mashonga agreement, AMF had paid the first payment of $40,000 under the agreement and $30,000 towards the second payment and incurred $310,136 on exploration of the Mashonga Property.

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

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba Property”) was granted to the Company. Since acquiring this license, three additional licenses totalling 1,402.55 square kilometers were also acquired under the name of the Company’s indirect wholly-owned subsidiary, ABM.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this license, an additional license covering 429 square kilometers was also acquired under the name of ABM.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company.

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company. On June 16, 2010, a further mineral exploration license covering 79.60 square kilometers was granted to the west and north of the Nyanga license.

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 in the Mubende area. The Company was granted new licenses over the same areas as EL0122 and EL0123, with new numbers EL0585 and EL0586 respectively.  The Company has been advised by the Uganda Ministry of Mines that EL0585 and EL0586 were issued in error and the Company is not entitled to these licenses. The Company believes it is entitled to these licenses and intends to pursue rectification of this matter.

A summary of the licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental
EL 0308	Rubindi	Rubindi	Ibanda	May 11, 2011	291	UGX 2,910,000
EL 0309	Kidera	Kidera	Lake Kyoga	June 29, 2011	485	UGX 4,850,000
EL 0310	Kigumba	Kigumba	Masindi	May 11, 2011	363	UGX 3,630,000
EL 0328	Nyanga	Nyanga	Ntungamo	June 29, 2011	23.28	UGX 232,800
EL 0357	Kanoni	Buhweju	Buhweju	September 9, 2011	429	UGX 4,290,000
EL 0358	Karuma	Masindi	Karuma	September 9, 2011	486	UGX4,860,000
EL 0359	Masindi	Masindi	Masindi	August 24, 2011	437	UGX 4,370,000
EL 0369	Budongo Forest	Masindi	Budongo Forest	August 24, 2011	483	UGX 4,830,000
EL 0585	Singo North	Mubende	Mubende	March 25, 2013	500	UGX 5,000,000
EL 0586	Singo South	Mubende	Mubende	March 25, 2013	280	UGX 2,800,000
EL 0631	Nyanga West	Nyanga	Ntungamo	June 16, 2013	79.60	UGX 796,000
					3,856.88	UGX 38,568,800
						$17,531

5. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest and have no stated terms of repayment. The Company has recognized imputed interest in the amount of $58,592 (2009 -$ 89,610 ) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

6. LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company currently pays rent of $1,100 per month on month to month basis.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

The Company has a commitment for payments of $CAD 9,063 (approximately $US 8,814 as at July 31, 2010) per year for the next two years for the lease of a photocopier.

7. COMMON STOCK

Warrants outstanding and exercisable as of July 31, 2010 are as follows (see also Note 12):

Exercise Price		Number of Warrants	Expiry Date

$	Cdn 0.50	200,000	08/14/2010
		200,000

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the year ended July 31, 2010, the Company incurred  fees of $70,937 (2009 - $90,888) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at July 31, 2010 for consulting services is $11,555 (2009 - $ 146,075). The Company incurred $2,197 in fees to a former director of the Company (2009 - $50,000 ) for geological consulting services rendered .  The total amount owed to this former director at July 31, 2010 in respect of fees is $44,386 (2009- $130,000).

As at 31 July 2010, the Company had an accrued liability of $18,581 (2009 - $23,581) to a relative of a director in respect of consulting fees rendered in 2006.

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

166,667 of 4,000,000 options vested on February 1, 2004 (the “Initial Vesting Date”) with the reminder to vest in equal monthly proportions over a period of twenty-three (23) months from the Initial Vesting Date.  The options were originally to expire on January 26, 2009.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

During the year ended July 31, 2005, 390,000 stock options were granted under the Plan with the exercise price of $1.60 per share, being the market price at the time of the grant.  Of these options, 130,000 were issued to directors and employees and 260,000 were issued to consultants. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  The options were originally to expire on February 18, 2010.  60,000 stock options granted to a consultant were forfeited during the year ended July 31, 2005 and 326,000 stock options granted to consultants were forfeited during the year ended July 31, 2006.

During the three months ended January 31, 2006, 1,398,000 stock options were granted under the Plan with the exercise price of $1.70 per share, being the market price at the time of the grant.  Of these options, 305,000 were issued to directors and employees and 1,093,000 were issued to consultants. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date.  653,000 of these options were originally to expire on November 1, 2011 and 745,000 on December 15, 2011. 75,000 options granted to a consultant were forfeited during the year ended July 31, 2006.

On November 1, 2005, 250,000 stock options were granted under the Plan with the exercise price of $1.75 and 250,000 stock options were granted under the Plan with the exercise price of $3.50 pursuant to a services agreement. These options vested immediately and expired on November 1, 2007.

On January 31, 2006, 60,000 stock options were granted under the Plan with the exercise price of $2.15 per share, being the market price at the time of the grant.  All of these options were issued to consultants. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 30, 2006. The options were originally to expire on January 31, 2012. 30,000 of these options were forfeited during the year ended July 31, 2006.

On February 1, 2006, 60,000 stock options were granted under the Plan to a consultant, with the exercise price of $2.20 per share. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of February 1, 2006. The options were originally to expire on February 1, 2012.

On April 12, 2006, 54,000 stock options were granted under the Plan to two employees, with the exercise price of $2.59 per share. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 12, 2006. The options were originally to expire on April 12, 2012.

On April 27, 2006, 210,000 stock options were granted under the Plan to three employees, with the exercise price of $2.35 per share. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 27, 2006. The options were originally to expire on April 27, 2012.

During the year ended July 31, 2007, 244,444 unvested options expired upon the death of a director of the Company and 499,056 options expired upon the termination of employees and consultants.

On November 1, 2007 the Company granted 300,000 options to a director and 150,000 options to a senior employee, with exercise price of $0.50. Of the 300,000 options, 50,000 vested immediately and the remainder vested over 30 months. Of the 150,000 options, 8,334 vested immediately and the remainder will vest evenly over 34 months.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

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

On May 28, 2008 the Company granted 50,000 options with exercise price of $0.50 to a consultant. 1/36 of the options vest on the last day of each of the 36 months following the date of the grant. Any remaining unexercised options will expire on January 31, 2013.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding , July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding July 31, 2008, 2009 and 2010	1,628,333	1,686,667	0.50	0.16

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of			Weighted		Expected
	Exercise Prices			Average Exercise		compensation cost for
	High	Low	Number	Price	Aggregate	non-vested awards
Vested at July 31,	$	$	of Shares	$	Intrinsic Value	$
2010 and earlier	0.5	0.5	3,213,333	0.5		-
2011	0.5	0.5	101,667	0.5		15,025
			3,315,000			15,025

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 2009	425,833	86,450	0.21
Non-vested options outstanding, July 31, 2010	101,667	15,025	0.15
Options vested in 2010	324,166	71,425	0.22

If not previously exercised or canceled, options outstanding at July 31, 2010 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	3,315,000	0.5

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
July 31, 2010 and 2009
(Expressed in US Dollars)

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the 2010 and 2009 years as reported due to implementation of SFAS 123R:

	2010	2009

Net income (loss) before effect of SFAS 123R	$1,485,347	$(760,511)
Deduct: Total stock-based employee compensation expenses	(26,250)	(35,000)

Net income (loss) as reported	$1,459,097	$(795,711)

Income (loss) per share:
Basic and diluted before effect of SFAS 123R	$0.03	$(0.01)

Basic and diluted as reported	$0.03	$(0.01)

10. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

	2010	2009

Income (Loss) for the year	$1,459,097	$(795,511)
Average statutory tax rate	35%	35%

Expected income tax provision	$510,684	$(278,428))
Impact of tax rate difference in foreign jurisdiction	5,700	19,843
Non-deductible stock-based compensation	27,198	58,037
Non-deductible imputed interest	20,507	31,364
Non-deductible registration payment arrangements	-	(21,000)
Non-taxable bad debt recovery	(679,249)	-
Tax basis of deferred expenses in excess of book cost	-	2,371)
Unrecognized tax losses	115,160	187,814

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

	2010	2009

Net operating losses carried forward in United States	$3,415,070	$3,334,2343
Net operating losses carried forward in Uganda	432,458	411,266
Excess of tax basis over book cost of deferred expenses in China	-	1,410,000
Valuation allowance	(3,847,528)	(5,155,500)

Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of approximately $9,760,000 for United States tax purposes and $2,690,000 for Ugandan tax purposes which will expire in 2030 if not utilized. No tax returns have been filed and all years are open for examination.

The valuation allowance decreased by $1,397,972 in the year due mostly to the Company not having any operations in China after 2009, partly offset by the effect of net operating loss in 2010.

11. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

	July 31, 2010	July 31, 2009

Canada	$232,211	$52,566
Africa	4,231	841
China	-	17,772

Total	$236,442	$71,179

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in US Dollars)

12. SUBSEQUENT EVENTS

Between July 31, 2010 and November 30, 2010, 200,000 warrants have expired. No warrants remain outstanding and exercisable at November 30, 2010.

On November 9, 2010 the Company received payment of $60,000 on account of proceeds of disposition receivable from the sale of Long Teng. See also Notes 3 and 4.

Supplementary Data

	Year Ended July 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,977,654	723,567	595,347	474,925
Net loss per share	0.08	0.03	0.03	0.02

	Year Ended July 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	3,171,367	2,927,231	2,666,007	637,229
Net loss per share	0.09	0.08	0.08	0.02

	Year Ended July 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,648,932	794,509	688,232	1,370,755
Net loss per share	0.02	0.02	0.02	0.03

	Year Ended July 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(561,148)	765,391	806,047	607,731
Net loss per share	(0.01)	0.01	0.02	0.01

	Year Ended July 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(17,656)	159,613	54,886	598,668
Net loss per share	0.00	0.00	0.00	0.01

	Year Ended July 31, 2010
	Fourth Quarter	Third Quarter		First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	104,925	112,212	(345,199)	(1,331,035)
Net loss per share	0.00	0.00	(0.01)	(0.02)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of July 31, 2010.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of July 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(3)  Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the years ended July 31, 2009 and 2010. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company’s financial statements in a future annual or interim period.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(a)       Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

Name	Age	Offices Held

Graham Taylor	41	President, CEO, CFO, Secretary, Treasurer and Director

Steven (Sek Toh) Tan	74	Director

There are no family relationships between any of the Company’s directors or executive officers.

The Directors hold their positions until the next annual general meeting of the Company’s shareholders or until their successors are duly elected and qualified.  The Company’s executive officers serve at the pleasure of the Board of Directors.

The backgrounds of our directors and executive officers are as follows:

GRAHAM TAYLOR is the principal founder of Magnus. He has been the President and CEO of the Company since November 24, 2003. Mr. Taylor is also the founder and President of Technique Capital Corporation, which was founded in 1999 and is a venture capital, mergers and acquisitions, and corporate advisory firm for North American, Chinese and other international companies. Mr. Taylor has sixteen years of experience in the world of global finance, having started his finance career in the investment industry in London, England with the international investment banks Nomura International and Banque National de Paris. In 1996, he returned to Vancouver, British Columbia, Canada to establish himself as a financier to small cap companies publicly listed in Canada and in the United States. Since that time, Mr. Taylor has been involved in private and public securities deal structuring and financing for a variety of companies spanning several different industries.

STEVEN TAN has been a director of the Company since February 8, 2005. Mr. Tan is a professional engineer who received his mechanical engineering certification from Loughborough University (Midlands, United Kingdom) in 1960 and a D.I.C. degree from the Imperial College of Science and Technology in London in 1961. In 1964, Mr. Tan founded Setron, a company that he would turn into the largest television and electronic equipment manufacturer in South East Asia, and which listed on the Singapore Stock Exchange. Mr. Tan eventually sold Setron to Haw Par International in 1980. Also in 1980, the Republic of Singapore acknowledged Mr. Tan's contributions to his country by presenting him with a lifetime contribution Public Service Medal (P.B.M.). Mr. Tan has extensive experience serving on the Boards of both public and private companies, but has not served on the Board of another public company in the last ten years.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Information concerning the Company's audit committee, including designation of the “Audit Committee Financial Expert” under applicable Securities and Exchange Commission rules

At the present time, the Company does not have an audit committee, nor does it have a financial expert on the Board of Directors.  The Company intends to search for and have a financial expert appointed to the Board of Directors in the future. In addition, the Company intends to appoint an audit committee in the future.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Graham Taylor(1) President, CEO, CFO, Secretary, Treasurer and Director	2010 2009 2008	$70,937 $90,888 $120,000	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$70,937 $90,888 $120,000

(1)   Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. From December 1, 2003 to December 31, 2008, Mr. Taylor was being paid a consulting fee of $120,000 per year to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company. From January 1, 2009 to July 31, 2010 Mr. Taylor was paid a consulting fee of $6,250 Canadian per month.

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

No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended July 31, 2010:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Graham Taylor(1) President, CEO, CFO, Secretary, Treasurer and Director	800,000 shares	Nil	Nil	$0.50	Jan. 31, 2013	Nil	$Nil	Nil	$Nil

Notes:
(1)	Mr. Taylor was appointed as the President, CEO, CFO, Secretary, Treasurer and a director of the Company on November 24, 2003.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended July 31, 2010 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Graham Taylor(1)	See above	See above	See above	See above	See above	See above	See above
Steven (Sek Toh) Tan(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Mr. Taylor was appointed as a director and appointed the President, CEO, CFO, Secretary and Treasurer of the Company on November 24, 2003.
(2)	Mr. Tan was appointed as a director of the February 8, 2005.

Narrative Disclosure to the Director Compensation Table

The Company granted 1,600,000 options to Graham Taylor on January 26, 2004 with an exercise price of $0.50. The options vested over 24 months. Mr. Taylor has exercised 800,000 of these options and 800,000 remain unexercised. Unexercised options will expire January 31, 2013.

The Company granted 75,000 options to Stephen Sek Toh Tan on February 17, 2005 with an exercise price of $1.60. The options vested over 24 months and were repriced at $0.50 on January 31, 2008. All 75,000 options remain unexercised. Unexercised options will expire January 31, 2013.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” above.

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

2010 - $36,900 - Schumacher & Associates Inc.
2009 - $ 27,000  - Schumacher & Associates Inc.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2010 – Nil -  Schumacher & Associates Inc.
2009 – Nil -  Schumacher & Associates Inc.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 – Nil -  Schumacher & Associates Inc.
2009 – Nil -  Schumacher & Associates Inc

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 – Nil -  Schumacher & Associates Inc.
2009 – Nil -  Schumacher & Associates Inc

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report:

Exhibit #
31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of December, 2010.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	December 16 , 2010
Graham Taylor

/s/ Steven Tan	Director	December 16, 2010
Steven Tan