Form 10-Q
period 2010-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2010-12-20
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 2010

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of December 10, 2010, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $536,061.

Outstanding Common Stock: As of December 17, 2010, the Company had 54,470,740 shares of Common Stock outstanding.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 17, 2010
Common Stock, $0.001 par value	54,470,740

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	October 31	July 31
	2010	2010

ASSETS

CURRENT ASSETS
Cash	$68,629	$171,303
Prepaid expenses and other	67,323	65,139
Proceeds of disposition receivable (Note 3)	-	-
Total current assets	135,952	236,442

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$135,952	$236,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable	$-	$-
Accounts payable including related party payable of $11,639 (July 31, 2010 - $20,668) (Note 8)	233,861	252,614
Accrued liabilities including related party liabilities of $34,181 (July 31, 2010 - $34,181) (Note 8)	82,779	100,671
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 5)	651,303	651,303
Total current liabilities	1,089,943	1,126,588

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, and 11)

STOCKHOLDERS' DEFICIT
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2010 - 54,470,740	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B" (July 31, 2010 - 200,000)	200	200
Additional paid-in capital	19,556,549	19,537,915
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,449,997)	(20,367,518)
Accumulated other comprehensive loss	(38,071)	(38,071)
Total stockholders' deficit	(953,991)	(890,146)

Total liabilities and stockholders' deficit	$135,952	$236,442

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Three months ended		Exploration stage from commencement June 2, 2003 through
	October 31		October 31,
	2010	2009	2010

EXPENSES
Consulting	$19,981	$16,226	$2,806,629
Finder fees	-	-	674,375
Investor relations	291	177	1,812,842
Legal and professional fees	18,583	10,000	1,335,117
Exploration licenses	4,096	1,825	965,612
Geological expenses	3,894	18,156	2,112,206
Amortization	-	-	159,881
Salaries and benefits	5,706	8,222	1,189,429
Stock-based compensation	8,242	18,770	3,109,078
Registration payment arrangements	-	-	394,000
Travel	-	5,781	1,004,961
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	-	365,316
Interest	10,466	23,319	276,440
Other administrative expenses	11,220	28,210	2,106,416
Total expenses	82,479	130,686	18,395,506

Net (loss) from continuing operations	(82,479)	(130,686)	(18,395,506)

Gain on sales of subsidiaries	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sale of subsidiaries	-	1,461,721	(178,901)
Gain on sales of impaired assets of subsidiaries	-	-	15,212
Loss from discontinued operations or components held for sale	-	-	(5,608,291)

Net income (loss) for the period	$(82,479)	$1,331,035	$(20,449,997)

Other comprehensive income (loss)
Foreign currency translation	-	3	(38,071)

Comprehensive income (loss)	$(82,479)	$1,331,038	$(20,488,068)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	-	-	(0.45)
Net (loss) from discontinued operations	-	-	(0.14)
Net income (loss) for the period	-	0.02	(0.50)

Weighted average number of common stock outstanding	54,470,740	54,470,740	41,092,721

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Three Months Ended		Exploration stage from commencement June 2, 2003 through
	October 31		October 31,
	2010	2009	2010
Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(82,479)	$1,331,035	$(20,449,997)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,242	18,770	3,109,078
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	10,392	21,503	265,988
(Gain) loss on dispositions and writedowns of fixed assets	-	-	416,495
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	-	(1,461,721)	(3,538,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(2,184)	(18,992)	(52,809)
Accounts payable and accrued liabilities	(36,645)	(218,048)	152,233
Liabilities for registration payments	-	-	394,000
Liabilities of component held for sale	-	-	189,721
Net cash and cash equivalent from (used in) operating activities
	(102,674)	(327,453)	(17,738,083)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	-	1,461,721	3,077,829
Proceeds from sales of impaired assets of subsidiaries	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)

Net cash and cash equivalent from investing activities	-	1,461,721	2,423,002

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan	-	(23,842)	(30,715)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	-	(292,756)	506,396

Net cash and cash equivalent from (used in) financing activities	-	(316,598)	15,426,642

Effect of other comprehensive income (loss) on cash	-	-	(42,955)

Increase (decrease) in cash and cash equivalents	(102,674)	817,670	68,606
Cash and cash equivalent, beginning of period	171,303	20,704	23
Cash and cash equivalent, end of period	$68,629	$838,374	$68,629

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	10,392	21,503	265,988
Interest paid	74	1,816	10,452
Dividends paid	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Common Stock	Amount	Preferred stock	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)
Balance July 31, 2009	54,470,740	$54,471	$200	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	77,708	-	-	77,708
Imputed interest on loans from shareholders	-	-	-	-	58,592	-	-	58,592
Net income for the year	-	-	-	5	-	1,459,097	-	1,459,102

Balance July 31, 2010	54,470,740	$54,471	$200	$(38,071)	$19,537,915	$(20,367,518)	$(77,143)	$(890,146)

Stock-based compensation	-	-	-	-	8,242	-	-	8,242
Imputed interest on loans from shareholders	-	-	-	-	10,392	-	-	10,392
Net (loss) for the period	-	-	-	-	-	(82,479)	-	(82,479)

Balance October 31, 2010	54,470,740	$54,471	$200	$(38,071)	$19,556,549	$(20,449,997)	$(77,143)	$(953,991)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Expressed in US Dollars)
Unaudited – Prepared by Management

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements of Magnus International Resources Inc. (the “Company”) as of  October 31, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2010 audited financial statements and notes thereto.

Certain figures of previous periods included for comparative purposes have been reclassified in these financial statements to be consistent with the presentation adopted for the current period.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,449,997 as of October 31, 2010.  As of October 31, 2010, the Company had a total of $68,629 in cash and cash equivalents and a working capital deficiency of $953,991, and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.

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

In the year ended July 31, 2010, the Company decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Expressed in US Dollars)
Unaudited – Prepared by Management

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2010 - $nil) consist of $178,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2010 - $178,901), carried net of a reserve for uncollectible amounts of $178,901 (July 31, 2010 - $178,901). See also Notes 4 and 11.

4. MINERAL PROPERTIES AND JOINT VENTURES

To October 31, 2010, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd. (“Long Teng”)

To October 31, 2010, the Company had received $3,077,829 in proceeds from the sale of Long Teng, not including proceeds collected and withheld by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $178,901 by the intermediary. See also Notes 3 and 11.

African Mineral Fields Inc.

A summary of the Company’s exploration licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Expressed in US Dollars)
Unaudited – Prepared by Management

5. LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest and have no stated terms of repayment. The Company has recognized imputed interest in the amount of $10,392 in the three months ended October 31, 2010 (2009 -$21,503) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

6. LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company currently pays rent of $1,100 per month on month to month basis.

The Company has a commitment for payments of $CAD 9,063 (approximately $US 8,895 as at October 31, 2010) per year until  July 31, 2012 for the lease of a photocopier.

7. COMMON STOCK

On August 14, 2010, 200,000 warrants expired. No warrants remain outstanding and exercisable at October 31, 2010.

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended October 31, 2010, the Company incurred  fees of $18,018 (2009 - $17,000) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at October 31, 2010 for consulting services is $11,639 (July 31, 2010 - $ 11,555). The Company incurred $nil in fees to a former director of the Company (2009 - $nil ) for geological consulting services rendered .  The total amount owed to this former director at October 31, 2010 in respect of fees is $44,243 (July 31, 2010 - $44,386).

As at October 31 2010, the Company had an accrued liability of $18,581 (July 31, 2010 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

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

A summary of the Company’s stock option activities is presented below:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Expressed in US Dollars)
Unaudited – Prepared by Management

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$

Options Outstanding , July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding , July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding , July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding , July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding , July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding July 31, 2008, 2009 and 2010 and October 31, 2010	1,628,333	1,686,667	0.50	0.16

Compensation cost related to options to vest in the future will be recognized as the related options vest.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Expressed in US Dollars)
Unaudited – Prepared by Management

Outstanding options vest as follows:

	Range of			Weighted		Expected
	Exercise Prices			Average Exercise		compensation cost for
	High	Low	Number	Price	Aggregate	non-vested awards
Vested at Oct. 31,	$	$	of Shares	$	Intrinsic Value	$
2010 and earlier	0.5	0.5	3,266,250	0.5		-
2011	0.5	0.5	48,750	0.5		6,783
			3,315,000			6,783

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2010	101,667	15,025	0.15
Non-vested options outstanding, October 31, 2010	48.750	6,783	0.14
Options vested in the three months ended October 31, 2010	52,917	8,242	0.15

If not previously exercised or canceled, options outstanding at October 31, 2010 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	3,315,000	0.5

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the thre month periods ended October 31, 2010 and 2009 as reported due to implementation of SFAS 123R:

	2010	2009

Net income (loss) before effect of SFAS 123R	$(74,237)	$1,349,805
Deduct: Total stock-based employee compensation expenses	(8,242)	(18,770)

Net income (loss) as reported	$(82,479)	$1,331,035

Income (loss) per share:
Basic and diluted before effect of SFAS 123R	$-	$0.02

Basic and diluted as reported	$-	$0.02

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2010
(Expressed in US Dollars)
Unaudited – Prepared by Management

10. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

The Company has net operating losses carried forward of approximately $9,810,000 for United States tax purposes which will expire over the years 2025 through 2031 if not utilized and $2,700,000 for Ugandan tax purposes which may be carried forward indefinitely. No tax returns have been filed and all years are open for examination.

11. SUBSEQUENT EVENTS

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in five mineral properties in Uganda (comprising 11 mineral exploration licenses): Buhweju East, Kigumba, Kidera, Nyanga and Mubende.

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

Rubindi Project

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. Since acquiring this license, an additional license covering 429 square kilometers was also acquired.

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

During the last quarter a ground survey across a large radiometric anomaly and single point magnetic anomalies was completed. A total of 156 soil samples were collected along seven lines totaling 31,200 metres, 55 heavy mineral concentrate samples along four lines totaling 5,000 metres and 68 rock samples collected over outcropping granite. The samples are currently being processed and analyzed at the laboratories, for multi-element rare earth metals and kimberlite indicator minerals.

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

Over the course of fiscal year 2011, the Company intends to partner or sell some of its Ugandan exploration portfolio. The Company intends to determine which projects it can reasonably maintain where it can conduct cost-effective further exploration and which projects will require significant capital that would necessitate teaming up with joint venture partners or the sale of particular projects.

Employees

As at October 31, 2010, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Outlook

At October 31, 2010, the price of gold was $1,358.40 per ounce (source: www.kitco.com) compared to $1,044.70 at October 31, 2009, representing an increase of approximately 30.03%. Other mineral commodity prices have mostly increased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $953,991 at October 31, 2010.

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

Results from Operations

Summary

The Company’s consolidated net loss loss from continuing operations for the three months ended October 31, 2010 was $82,479 or $0.0015 per share compared to a consolidated net loss from continuing operations for the corresponding period in the previous year of $130,686 or $0.0023 per share. Net loss for the three months ended October 31, 2010 was $82,479, whereas in the corresponding period in the previous year the Company had a non-recurring bad debt recovery which resulted in net income for the period of $1,331,035. Total expenses for the quarter were $82,479 compared to $130,686 in the corresponding quarter last year, a decrease of $48,207.  The primary reason for the decrease in the quarterly expenses from year to year is that the Company cut back its expenditures .

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $7,990 in the three months ended October 31, 2010, including geological expenses and exploration licenses. The decrease from the total of $19,981 in the same period of 2009 is due to the decrease in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $11,220 in the current quarter compared to $28,210 in the corresponding period in the previous year, representing a decrease of $16,990. The decrease is primarily due to non-recurring costs incurred in 2009 and not in 2010 for bank charges and exchange spreads on translation and transmission of money from China to Canada upon collection of proceeds of sale of Long Teng.

Consulting expenses

Consulting expenses were $19,981 in the current quarter compared to $16,226 in the corresponding period in the previous year, representing an increase of $3,755.  The increase was primarily due to the exchange rate on the Canadian dollar being higher than in the previous year, resulting in greater expense recorded for the Company’s CEO remuneration, which is denominated in Canadian dollars.

Interest  expense

Interest expense was $10,466  in the current quarter compared to $23,319 in the corresponding period in the previous year, representing a decrease of $12,853.  The decrease was primarily due to imputed interest on shareholders’ loans being lower due to repayment of some of the shareholders’ loans.

Stock-based compensation  expense

Stock-based compensation expense was $8,242  in the current quarter compared to $18,770 in the corresponding period in the previous year, representing a decrease of $10,528.  The decrease was due to stock options becoming fully vested.

Legal and professional fees expenses

Legal and professional fees expenses were $18,583 in the current quarter compared to $10,000 in the corresponding period in the previous year, representing an increase of $8,583.  The increase was primarily due to accounting fees in respect of an amendment made to the form 10K for the year ended July 31, 2009.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $102,674 in the current quarter compared to cash used in operations of $327,453 in the corresponding period in the previous year.  The decrease in use of cash in operations of $224,779 is attributable to decreased net loss form operations and decreased pay down of accounts payable and accrued liabilities balances during the quarter compared to the corresponding quarter in the previous year.

Investing Actiivities

Cash from investing activities in the current quarter is $nil compared to $1,461,721 for the corresponding quarter of the prior year. The decrease is due to non-recurring collection of proceeds of sale of Long Teng in the previous year.

Financing Activities

The Company had cash used in financing activities of $nil in the current quarter compared to $316,598 cash used in financing activities in the corresponding period of the previous year. The difference is due to repayment of demand loan and shareholder loans in the corresponding period of the previous year.

Liquidity and Capital Resources

At October 31, 2010 the Company’s total assets were $135,952 as compared to $236,442 at July 31, 2010. Long-term liabilities as of October 31, 2010 totaled $nil as compared to $nil in the previous year. The Company had a working capital deficiency of $953,991 at October 31, 2010.

As of October 31, 2010 the Company had non-interest bearing loans from various shareholders in the amount of $651,303. The Company has recognized imputed interest of $10,392 in the three months ended October 31, 2010 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

Cash commitments in the next fiscal year are expected to be related to proposed exploration activities, corporate administration, repayment of loans, payment of outstanding accounts payable and operations.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $20,449,997 as of October 31, 2010.  As of October 31, 2010, the Company had a total of $68,629 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On October 31, 2010, the exchange rate was UGX 2360.8374= US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On October 31, 2010, the exchange rate was RMB 1 = US $0.15075.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At October 31, 2010, the Company had a working capital deficiency of $953,991. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 2010.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	December 17, 2010

/s/ Steven Tan	Director	December 17, 2010
Steven Tan