Form 10-Q
period 2011-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2011-03-22
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended January 31, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of March 15, 2011, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $563,061.

Outstanding Common Stock: As of March 15, 2011, the Company had 54,470,740 shares of Common Stock outstanding.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 15, 2011
Common Stock, $0.001 par value	54,470,740

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	January 31	July 31
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$84,067	$171,303
Prepaid expenses and other	72,531	65,139
Proceeds of disposition receivable (Note 3)	-	-
Total current assets	156,598	236,442

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$156,598	$236,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Demand loans payable	$-	$-
Accounts payable including related party payable of $33,520 (July 31, 2010 - $20,668) (Note 8)	251,538	252,614
Accrued liabilities including related party liabilities of $34,181 (July 31, 2010 - $34,181) (Note 8)	76,787	100,671
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 5)	651,303	651,303
Total current liabilities	1,101,628	1,126,588

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9, and 10)

STOCKHOLDERS' DEFICIT
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2010 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B" (July 31, 2010 - 200,000)	200	200
Additional paid-in capital	19,573,724	19,537,915
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,458,211)	(20,367,518)
Accumulated other comprehensive loss	(38,071)	(38,071)
Total stockholders' deficit	(945,030)	(890,146)

Total liabilities and stockholders' deficit	$156,598	$236,442

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

					Exploration stage from commencement June 2, 2003 through
	Three months ended January 31		Six months ended January 31		January 31,
	2011	2010	2011	2010	2011

EXPENSES
Consulting	$18,692	$42,000	$38,673	$58,226	$2,825,321
Finder fees	-	-	-	-	674,375
Investor relations	302	179	593	356	1,813,144
Legal and professional fees	13,920	22,742	32,503	32,742	1,349,037
Exploration licenses	-	271	4,096	2,096	965,612
Geological expenses	3,818	9,504	7,712	27,661	2,116,024
Amortization	-	-	-	-	159,881
Salaries and benefits	5,390	10,330	11,096	18,552	1,194,819
Stock-based compensation	6,783	18,770	15,025	37,540	3,115,861
Registration payment arrangements	-	-	-	-	394,000
Travel	-	3,890	-	9,672	1,004,961
Write-down of abandoned assets	-	-	-	-	83,204
Write-down of impaired assets	-	-	-	-	365,316
Interest	10,392	15,857	20,858	39,176	286,832
Other administrative expenses	8,917	10,249	20,137	38,459	2,115,333
Total expenses	68,214	133,792	150,693	264,480	18,463,720

Net (loss) from continuing operations	$(68,214)	$(133,792)	(150,693)	(264,480)	(18,463,720)

Gain on sales of subsidiaries	-	-	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sale of subsidiaries	60,000	478,991	60,000	1,940,712	(118,901)
Gain on sales of impaired assets of subsidiaries	-	-	-	-	15,212
Loss from discontinued operations or components held for sale	-	-	-	-	(5,608,291)

Net income (loss) for the period	$(8,214)	$345,199	$(90,693)	$1,676,232	$(20,458,211)

Other comprehensive income (loss)
Foreign currency translation	-	-	-	3	(38,071)

Comprehensive income (loss)	$(8,214)	$345,199	$(90,693)	$1,676,235	$(20,496,282)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$-	$-	$-	$-	$(0.44)
Net (loss) from discontinued operations	$-	$-	$-	$-	$(0.14)
Net income (loss) for the period	$-	$0.01	$-	$0.03	$(0.49)

Weighted average number of common stock outstanding	54,470,740	54,470,740	54,470,740	54,470,740	41,541,746

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

					Exploration stage from commencement June 2, 2003 through
	Three Months Ended January 31		Six Months Ended January 31		January 31,
	2011	2010	2011	2010	2011
Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(8,214)	$345,199	$(90,693)	$1,676,232	$(20,458,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,783	18,770	15,025	37,540	3,115,861
Stock issued / allotted for services and licenses	-	-	-	-	1,516,547
Amortization of fixed assets	-	-	-	-	259,249
Imputed interest on loans from shareholders	10,392	15,857	20,784	37,361	276,380
(Gain) loss on dispositions and writedowns of fixed assets	-	-	-	-	416,495
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	-	(478,991)	-	(1,940,712)	(3,538,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(5,208)	11,418	(7,392)	(7,573)	(58,017)
Accounts payable and accrued liabilities	11,685	(347,676)	(24,960)	(565,725)	163,918
Liabilities for registration payments	-	-	-	-	394,000
Liabilities of component held for sale	-	-	-	-	189,721

Net cash and cash equivalent from (used in) operating activities	15,438	(435,423)	(87,236)	(762,877)	(17,722,645)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary		478,991	-	1,940,712	3,077,829
Proceeds from sales of impaired assets of subsidiaries	-	-	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	-	(670,321)

Net cash and cash equivalent from investing activities	-	478,991	-	1,940,712	2,423,002

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan	-	-	-	(23,842)	(30,715)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	-	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	-	-	(376,855)
Loans from shareholders	-	-	-	-	506,396
Repayments of loans from shareholders	-	(454,891)	-	(747,646)	-

Net cash and cash equivalent from (used in) financing activities	-	(454,891)	-	(771,488)	15,426,642

Effect of other comprehensive income (loss) on cash	-	-	-	-	(42,955)

Increase (decrease) in cash and cash equivalents	15,438	(411,323)	(87,236)	406,347	84,044
Cash and cash equivalent, beginning of period	68,629	838,374	171,303	20,704	23
Cash and cash equivalent, end of period	$84,067	$427,051	$84,067	$427,051	$84,067

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	10,392	15,857	20,784	21,503	276,380
Interest paid	-	-	74	1,816	10,452
Dividends paid	-	-	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Common Stock	Amount	Preferred stock	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)
Balance July 31, 2009	54,470,740	$54,471	$200	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	77,708	-	-	77,708
Imputed interest on loans from shareholders	-	-	-	-	58,592	-	-	58,592
Net income for the year	-	-	-	5	-	1,459,097	-	1,459,102

Balance July 31, 2010	54,470,740	$54,471	$200	$(38,071)	$19,537,915	$(20,367,518)	$(77,143)	$(890,146)

Stock-based compensation	-	-	-	-	8,242	-	-	8,242
Imputed interest on loans from shareholders	-	-	-	-	10,392	-	-	10,392
Net (loss) for the period	-	-	-	-	-	(82,479)	-	(82,479)

Balance October 31, 2010	54,470,740	$54,471	$200	$(38,071)	$19,556,549	$(20,449,997)	$(77,143)	$(953,991)

Stock-based compensation	-	-	-	-	6,783	-	-	6,783
Imputed interest on loans from shareholders	-	-	-	-	10,392	-	-	10,392
Net (loss) for the period	-	-	-	-	-	(8,214)	-	(8,214)

Balance January 31, 2011	54,470,740	$54,471	$200	$(38,071)	$19,573,724	$(20,458,211)	$(77,143)	$(945,030)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

1.  BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements of Magnus International Resources Inc. (the “Company”) as of  January 31, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2010 audited financial statements and notes thereto.

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

The Company has experienced losses since the inception of the exploration stage amounting to $20,458,211 as of January 31, 2011.  As of January 31, 2011, the Company had a total of $84,067 in cash and cash equivalents and a working capital deficiency of $945,030, and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

3.  PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2010 - $nil) consist of $118,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2010 - $178,901), carried net of a reserve for uncollectible amounts of $118,901 (July 31, 2010 - $178,901). See also Note 4.

4.  MINERAL PROPERTIES AND JOINT VENTURES

To January 31, 2011, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd. (“Long Teng”)

To October 31, 2010, the Company had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and withheld by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary. See also Note 3.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

5.  LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest and have no stated terms of repayment. The Company has recognized imputed interest in the amount of $20,784 in the six months ended January 31, 2011 (2010 -$37,361) on the loans which is included in general and administrative expenses and in additional paid-in capital, since the imputed interest is not payable.

6.  LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company currently pays rent of $1,100 per month on month to month basis.

The Company has a commitment for payments of $CAD 9,063 (approximately $US 9,043 as at January 31, 2011) per year until  July 31, 2012 for the lease of a photocopier.

7.  COMMON STOCK

On August 14, 2010, 200,000 warrants expired. No warrants remain outstanding and exercisable at January 31, 2011

8.  RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the six months ended January 31, 2011, the Company incurred  fees of $36,568 (2010 - $34,000) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at January 31, 2011 for consulting services is $32,774 (July 31, 2010 - $ 11,555). The Company incurred $nil in fees to a former director of the Company (2009 - $nil ) for geological consulting services rendered .  The total amount owed to this former director at January 31, 2011 in respect of fees is $44,241 (July 31, 2010 - $44,386).

As at January 31 2011, the Company had an accrued liability of $18,581 (July 31, 2010 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

A summary of the Company’s stock option activities is presented below:

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$
Options Outstanding , July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding , July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding , July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding , July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding , July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding July 31, 2008, 2009 and 2010 and January 31, 2011	1,628,333	1,686,667	0.50	0.16

Compensation cost related to options to vest in the future will be recognized as the related options vest.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

Outstanding options vest as follows:

	Range of			Weighted		Expected
	Exercise Prices			Average Exercise		compensation cost for
	High	Low	Number	Price	Aggregate	non-vested awards
Vested at Jan 31,	$	$	of Shares	$	Intrinsic Value	$
2011 and earlier	0.5	0.5	3,315,000	0.5		-
Unvested	-	-	-	0.5		-
			3,315,000			-

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, July 31, 2010	101,667	15,025	0.15
Non-vested options outstanding, January 31, 2011	-	-	0.14
Options vested in the three months ended January 31, 2011	101,667	15,025	0.15

If not previously exercised or canceled, options outstanding at January 31, 2011 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	3,315,000	0.5

10.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The company had no income tax expense during the reported periods due to net operating losses.

The Company has net operating losses carried forward of approximately $9,790,000 for United States tax purposes which will expire over the years 2025 through 2031 if not utilized and $2,712,000 for Ugandan tax purposes which may be carried forward indefinitely. No tax returns have been filed and all years are open for examination.

11.  SUBSEQUENT EVENTS

The Company reviewed events subsequent to January 31, 2011 to March 22, 2011 and determined no additional disclosures are applicable.

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

Kigumba Project

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba Property”) was granted to the Company. A 20km long uranium anomaly on the license was picked up by processing the data from the airborne geophysical survey was flown over 80% of Uganda. Since acquiring this license, three additional licenses totaling 1402.55 square kilometers were also acquired.

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

A ground survey across a large radiometric anomaly and single point magnetic anomalies was completed. A total of 156 soil samples were collected along seven lines totaling 31,200 metres, 55 heavy mineral concentrate samples along four lines totaling 5,000 metres and 68 rock samples collected over outcropping granite. The samples were processed and analyzed at the laboratories, for multi-element rare earth metals and kimberlite indicator minerals.

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

Employees

As at January 31, 2011, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Outlook

At January 31, 2011, the price of gold was $1,337.50 per ounce (source: www.kitco.com) compared to $1,079.20 at January 31, 2010, representing an increase of approximately 23.93%. Other mineral commodity prices have mostly increased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $945,030 at January 31, 2011.

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

Results from Operations

Summary

The Company’s consolidated net loss from continuing operations for the three months ended January 31, 2011 was $68,214 or $0.0013 per share compared to a consolidated net loss from continuing operations for the corresponding period in the previous year of $133,792 or $0.0025 per share. Net loss for the three months ended January 31, 2011 was $8,214, whereas in the corresponding period in the previous year the Company had a net income of $345,199. Total expenses for the quarter were $68,214 compared to $133,792 in the corresponding quarter last year, a decrease of $65,578.  The primary reason for the decrease in the quarterly expenses from year to year is that the Company cut back its expenditures.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $3,818 in the three months ended January 31, 2011, including geological expenses and exploration licenses. The decrease from the total of $9,775 in the same period of 2010 is due to the decrease in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $8,917 in the current quarter compared to $10,249 in the corresponding period in the previous year, representing a decrease of $1,332.

Consulting expenses

Consulting expenses were $18,692 in the current quarter compared to $42,000 in the corresponding period in the previous year, representing a decrease of $23,308.  The decrease was primarily due to a one-time consulting fee paid in the previous year to the Company’s former geologist in China for assistance with collecting proceeds of the sale of Long Teng Mining.

Interest  expense

Interest expense was $10,392  in the current quarter compared to $15,857 in the corresponding period in the previous year, representing a decrease of $5,465.  The decrease was primarily due to imputed interest on shareholders’ loans being lower due to repayment of some of the shareholders’ loans.

Stock-based compensation  expense

Stock-based compensation expense was $6,783 in the current quarter compared to $18,770 in the corresponding period in the previous year, representing a decrease of $11,987.  The decrease was due to stock options becoming fully vested.

Legal and professional fees expenses

Legal and professional fees expenses were $13,920 in the current quarter compared to $22,742 in the corresponding period in the previous year, representing a decrease of $8,822.  The decrease was primarily due to accounting fees decreasing as the Company’s accounting has become simpler since the disposition of the Chinese operations.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash provided by operations was $15,438 in the current quarter compared to cash used in operations of $435,423 in the corresponding period in the previous year. The decrease in use of cash in operations of $450,861 is attributable to decreased net loss from operations and decreased pay down of accounts payable and accrued liabilities balances during the quarter compared to the corresponding quarter in the previous year.

Investing Activities

Cash from investing activities in the current quarter is $nil compared to $478,991 for the corresponding quarter of the prior year. The decrease is due to non-recurring collection of proceeds of sale of Long Teng in the previous year.

Financing Activities

The Company had cash used in financing activities of $nil in the current quarter compared to $454,891 cash used in financing activities in the corresponding period of the previous year. The difference is due to repayment of shareholder loans in the corresponding period of the previous year.

Liquidity and Capital Resources

At January 31, 2011 the Company’s total assets were $156,598 as compared to $236,442 at July 31, 2010. Long-term liabilities as of January 31, 2011 totaled $nil as compared to $nil in the previous year.  The Company had a working capital deficiency of $945,030 at January 31, 2011.

As of January 31, 2011 the Company had non-interest bearing loans from various shareholders in the amount of $651,303. The Company has recognized imputed interest of $10,392 in the three months ended January 31, 2011 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $20,458,211 as of January 31, 2011.  As of January 31, 2011, the Company had a total of $84,067 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On January 31, 2011, the exchange rate was UGX 2432.0333 = US$1.00

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of January 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At January 31, 2011, the Company had a working capital deficiency of $945,030. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 2011.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	March 22, 2011

/s/ Steven Tan
Steven Tan	Director	March 22, 2011