Form 10-Q
period 2011-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2011-06-14
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended April 30, 2011
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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of May 26, 2011, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $1,126,122.

Outstanding Common Stock: As of May 26, 2011, the Company had 54,470,740 shares of Common Stock outstanding.

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
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 26, 2011
Common Stock, $0.001 par value	54,470,740

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

Note 2 - Basis of Presentation - going concern	April 30	July 31
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$101,689	$171,303
Prepaid expenses and other	13,652	65,139
Total current assets	115,341	236,442

Total assets	$115,341	$236,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable including related party payable of $31,586 (July 31, 2010 - $20,668) (Note 8)	$254,706	$252,614
Accrued liabilities including related party liabilities of $34,181 (July 31, 2010 - $34,181) (Note 8)	82,881	100,671
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 5)	651,303	651,303
Total current liabilities	1,110,890	1,126,588

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9, and 10)

STOCKHOLDERS' DEFICIT
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2010 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B" (July 31, 2010 - 200,000)	200	200
Additional paid-in capital	19,583,704	19,537,915
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,518,710)	(20,367,518)
Accumulated other comprehensive loss	(38,071)	(38,071)
Total stockholders' deficit	(995,549)	(890,146)

Total liabilities and stockholders' deficit	$115,341	$236,442

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Three months ended April 30		Nine months ended April 30		Exploration stage from commencement June 2, 2003 through April 30,
	2011	2010	2011	2010	2011
EXPENSES
Consulting	$19,085	$22,752	$57,758	$80,978	$2,844,406
Finder fees	-	-	-	-	674,375
Investor relations	311	425	904	781	1,813,455
Legal and professional fees	10,095	12,640	42,598	45,382	1,359,132
Exploration licenses	3,284	4,447	7,380	6,543	968,896
Geological expenses	2,871	25,051	10,583	52,712	2,118,895
Amortization	-	-	-	-	159,881
Salaries and benefits	5,269	11,961	16,365	30,513	1,200,088
Stock-based compensation	-	18,770	15,025	56,310	3,115,861
Registration payment arrangements	-	-	-	-	394,000
Travel	2,940	1,786	2,940	11,458	1,007,901
Write-down of abandoned assets	-	-	-	-	83,204
Write-down of impaired assets	-	-	-	-	365,316
Interest	10,057	10,636	30,915	49,812	296,889
Other administrative expenses	6,587	3,744	26,724	42,203	2,121,920
Total expenses	60,499	112,212	211,192	376,692	18,524,219

Net (loss) from continuing operations	(60,499)	(112,212)	(211,192)	(376,692)	(18,524,219)

Gain on sales of subsidiaries	-	-	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sale of subsidiaries	-	-	60,000	1,940,712	(118,901)
Gain on sales of impaired assets of subsidiaries	-	-	-	-	15,212
Loss from discontinued operations or components held for sale	-	-	-	-	(5,608,291)

Net income (loss) for the period	$(60,499)	$(112,212)	$(151,192)	$1,564,020	$(20,518,710)

Other comprehensive income (loss)
Foreign currency translation	-	-	-	3	(38,071)

Comprehensive income (loss)	$(60,499)	$(112,212)	$(151,192)	$1,564,023	$(20,556,781)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$-	$-	$-	$(0.01)	$(0.45)
Gains and recoveries related to sales of assets and subsidiaries	$-	$-	$-	$0.04	$0.09
Net (loss) from discontinued operations	$-	$-	$-	$-	$(0.13)
Net income (loss) for the period	$-	$-	$-	$0.03	$(0.49)

Weighted average number of common stock outstanding	54,470,740	54,470,740	54,470,740	54,470,740	41,541,746

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Three months ended April 30		Nine months ended April 30		Exploration stage from commencement June 2, 2003 through April 30,
	2011	2010	2011	2010	2011
Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(60,499)	$(112,212)	$(151,192)	$1,564,020	$(20,518,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	18,770	15,025	56,310	3,115,861
Stock issued / allotted for services and licenses	-	-	-	-	1,516,547
Amortization of fixed assets	-	-	-	-	259,249
Imputed interest on loans from shareholders	9,980	10,621	30,764	47,981	286,360
(Gain) loss on dispositions and writedowns of fixed assets	-	-	-	-	416,495
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	-	-	(60,000)	(1,940,712)	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	58,879	(7,232)	51,487	(14,805)	862
Accounts payable and accrued liabilities	9,262	(29,530)	(15,698)	(595,254)	173,180
Liabilities for registration payments	-	-	-	-	394,000
Liabilities of component held for sale	-	-	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	17,622	(119,583)	(129,614)	(882,460)	(17,765,023)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary		-	60,000	1,940,712	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	-	(670,321)
Net cash and cash equivalent from investing activities	-	-	60,000	1,940,712	2,483,002

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan	-	-	-	(23,842)	(30,715)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	-	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	-	-	(376,855)
Loans from shareholders	-	-	-	-	506,396
Repayments of loans from shareholders	-	(35,912)	-	(783,558)	-
Net cash and cash equivalent from (used in) financing activities	-	(35,912)	-	(807,400)	15,426,642

Effect of other comprehensive income (loss) on cash	-	-	-	-	(42,955)

Increase (decrease) in cash and cash equivalents	17,622	(155,495)	(69,614)	250,852	101,666
Cash and cash equivalent, beginning of period	84,067	427,051	171,303	20,704	23
Cash and cash equivalent, end of period	$101,689	$271,556	$101,689	$271,556	$101,689

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	9,980	10,621	30,764	47,981	286,360
Interest paid	150	-	150	-	-
Dividends paid	-	-	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Common Stock	Amount	Preferred stock	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)
Balance July 31, 2009	54,470,740	$54,471	$200	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	77,708	-	-	77,708
Imputed interest on loans from shareholders	-	-	-	-	58,592	-	-	58,592
Net income for the year	-	-	-	5	-	1,459,097	-	1,459,102

Balance July 31, 2010	54,470,740	$54,471	$200	$(38,071)	$19,537,915	$(20,367,518)	$(77,143)	$(890,146)

Stock-based compensation	-	-	-	-	8,242	-	-	8,242
Imputed interest on loans from shareholders	-	-	-	-	10,392	-	-	10,392
Net (loss) for the period	-	-	-	-	-	(82,479)	-	(82,479)

Balance October 31, 2010	54,470,740	$54,471	$200	$(38,071)	$19,556,549	$(20,449,997)	$(77,143)	$(953,991)

Stock-based compensation	-	-	-	-	6,783	-	-	6,783
Imputed interest on loans from shareholders	-	-	-	-	10,392	-	-	10,392
Net (loss) for the period	-	-	-	-	-	(8,214)	-	(8,214)

Balance January 31, 2011	54,470,740	$54,471	$200	$(38,071)	$19,573,724	$(20,458,211)	$(77,143)	$(945,030)

Imputed interest on loans from shareholders	-	-	-	-	9,980	-	-	9,980
Net (loss) for the period	-	-	-	-	-	(60,499)	-	(60,499)

Balance April 30, 2011	54,470,740	$54,471	$200	$(38,071)	$19,583,704	$(20,518,710)	$(77,143)	$(995,549)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

1.  BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements of Magnus International Resources Inc. (the “Company”) as of April 30, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2010 audited financial statements and notes thereto.

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

The Company has experienced losses since the inception of the exploration stage amounting to $20,518,710 as of April 30, 2011.  As of April 30, 2011, the Company had a total of $101,689  in cash and cash equivalents and a working capital deficiency of $995,549, and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.

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
April 30, 2011
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

4.  MINERAL PROPERTIES AND JOINT VENTURES

To April 30, 2011, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd. (“Long Teng”)

To April 30, 2011, the Company has received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and withheld by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary. See also Note 3.

African Mineral Fields Inc.

A summary of the Company’s exploration licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental
EL 0308	Rubindi	Rubindi	Ibanda	May 11, 2011	291	UGX 2,910,000
EL 0309	Kidera	Kidera	Lake Kyoga	June 29, 2011	485	UGX 4,850,000
EL 0310	Kigumba	Kigumba	Masindi	May 11, 2011	363	UGX 3,630,000
EL 0328	Nyanga	Nyanga	Ntungamo	June 29, 2011	23.28	UGX 232,800
EL 0357	Kanoni	Rubindi	Buhweju	September 9, 2011	429	UGX 4,290,000
EL 0358	Karuma	Kigumba	Karuma	September 9, 2011	486	UGX4,860,000
EL 0359	Masindi	Kigumba	Masindi	August 24, 2011	437	UGX 4,370,000
EL 0369	Budongo Forest	Kigumba	Budongo Forest	August 24, 2011	483	UGX 4,830,000
EL 0585	Singo North	Mubende	Mubende	March 25, 2013	500	UGX 5,000,000
EL 0586	Singo South	Mubende	Mubende	March 25, 2013	280	UGX 2,800,000
EL 0631	Nyanga West	Nyanga	Ntungamo	June 16, 2013	79.60	UGX 796,000
					3,856.88	UGX 38,568,800
						$16,239

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

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

See also Note 11.

5.  LOANS FROM SHAREHOLDERS

The loans from shareholders do not bear interest and have no stated terms of repayment. The Company has recognized imputed interest in the amount of $30,764 in the nine months ended April 30, 2011 (2010 -$47,981) on the loans which is included in interest expense and in additional paid-in capital, since the imputed interest is not payable.

6.  LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company currently pays rent of $550 per month on month to month basis.

The Company has a commitment for payments of $CAD 9,063 (approximately $US 8,577 as at April 30, 2011) per year until July 31, 2012 for the lease of a photocopier.

7.  COMMON STOCK

On August 14, 2010, 200,000 warrants expired. No warrants remain outstanding and exercisable at April 30, 2011.

8.  RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the nine months ended April 30, 2011, the Company incurred fees of $55,653 (2010 - $52,375) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at April 30, 2011 for consulting services is $30,365 (July 31, 2010 - $ 11,555). The Company owes a former director of the Company $44,073 (July 31, 2010 - $44,386) in fees for geological consulting services rendered.

As at April 30, 2011, the Company had an accrued liability of $18,581 (July 31, 2010 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

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

A summary of the Company’s stock option activities is presented below:

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$
Options Outstanding July 31, 2003
Options granted:	1,624,000	2,376,000	0.50	0.47	1,880,000
Options Outstanding July 31, 2004	1,624,000	2,376,000	0.50	0.47	1,880,000
Options granted:	130,000	260,000	1.60	1.05	409,500
Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding, July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding July 31, 2008, 2009 and 2010 and April 30, 2011	1,628,333	1,686,667	0.50	0.16

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

Compensation cost related to options to vest in the future will be recognized as the related options vest.

Outstanding options vest as follows:

	Range of			Weighted		Expected
	Exercise Prices			Average Exercise		compensation cost for
	High	Low	Number	Price	Aggregate	non-vested awards
Vested at April 30,	$	$	of Shares	$	Intrinsic Value	$
2011 and earlier	0.5	0.5	3,315,000	0.5		-
Unvested	-	-	-	0.5		-
			3,315,000			-

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 2010	101,667	15,025	0.15
Non-vested options outstanding, April 30, 2011	-	-	0.14
Options vested in the nine months ended April 30, 2011	101,667	15,025	0.15

If not previously exercised or canceled, options outstanding at April 30, 2011 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	3,315,000	0.5

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

10.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The Company had no income tax expense during the reported periods due to net operating losses.

The Company has net operating losses carried forward of approximately $9,829,000 for United States tax purposes which will expire over the years 2025 through 2031 if not utilized and $2,724,000 for Ugandan tax purposes which may be carried forward indefinitely. No tax returns have been filed and all years are open for examination.

11.  SUBSEQUENT EVENTS

The Company’s mineral exploration licenses EL 0308 and EL0310 expired on May 11, 2011.

The Company reviewed events subsequent to April 30, 2011 through June 14, 2011 and determined no additional disclosures are applicable.

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

Kigumba Project

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba Property”) was granted to the Company. A 20km long uranium anomaly on the license was picked up by processing the data from the airborne geophysical survey was flown over 80% of Uganda. This license was not renewed by its expiry date of May 11, 2011, and has therefore expired. The Company is entitled to renew the license after expiry as long as no other party applies for the license in the meantime. Since acquiring this licence, three additional licenses totaling 1402.55 square kilometers were also acquired.

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

Rubindi Project

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Rubindi Property”) was granted to the Company. This license was not renewed by its expiry date of May 11, 2011, and has therefore expired. The Company is entitled to renew the license after expiry as long as no other party applies for the license in the meantime. Since acquiring this license, an additional license covering 429 square kilometers was also acquired.

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

Employees

As at April 30, 2011, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Transactions with Related Parties / Subsequent Events

The Company’s mineral exploration licenses EL 0308 ( one of two licenses of the Rubindi project) and EL0310 (one of four licenses of the Kigumba project) expired on May 11, 2011.

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

Outlook

At April 30, 2011, the price of gold was $1,565.70 per ounce (source: www.kitco.com) compared to $1,179.30 at April 30, 2010, representing an increase of approximately 32.77%. Other mineral commodity prices have mostly increased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate revenue and has no assurance that revenue will be generated in a future period.

The Company had a working capital deficiency of $995,549 at April 30, 2011.

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

Results from Operations

Summary

The Company’s consolidated net loss from continuing operations for the three months ended April 30, 2011 was $60,499 or $0.0011 per share compared to a consolidated net loss from continuing operations for the corresponding period in the previous year of $112,212 or $0.0021 per share. Net losses for the three month periods ended April 30, 2011and 2010 were the same amounts. Total expenses for the quarter were $60,499 compared to $112,212 in the corresponding quarter last year, a decrease of $51,713.  The primary reason for the decrease in the quarterly expenses from year to year is that the Company cut back its expenditures.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $6,155 in the three months ended April 30, 2011, including geological expenses and exploration licenses. The decrease of $23,343 from the total of $29,498 in the same period of 2010 is due to the decrease in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $6,587 in the current quarter compared to $3,744 in the corresponding period in the previous year, representing an increase of $2,843. The increase is not a significant amount.

Consulting expenses

Consulting expenses were $19,085 in the current quarter compared to $22,752 in the corresponding period in the previous year, representing a decrease of $3,667.  The decrease is not a significant amount.

Interest  expense

Interest expense was $10,057  in the current quarter compared to $10,636 in the corresponding period in the previous year, representing a decrease of $579.  The decrease is not a significant amount.

Stock-based compensation  expense

Stock-based compensation expense was $nil in the current quarter compared to $18,770 in the corresponding period in the previous year, representing a decrease of $18,770.  The decrease was due to stock options becoming fully vested.

Legal and professional fees expenses

Legal and professional fees expenses were $10,095 in the current quarter compared to $12,640 in the corresponding period in the previous year, representing a decrease of $2,545.  The decrease is not a significant amount.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash provided by operations was $17,622 in the current quarter compared to cash used in operations of $119,583 in the corresponding period in the previous year.  The decrease in use of cash in operations of $137,205 is attributable to decreased net loss from operations and decreased pay down of accounts payable and accrued liabilities balances during the quarter compared to the corresponding quarter in the previous year.

Investing Activities

Cash from investing activities in the current quarter is $nil compared to $nil for the corresponding quarter of the prior year.

Financing Activities

The Company had cash used in financing activities of $nil in the current quarter compared to $35,912 cash used in financing activities in the corresponding period of the previous year. The difference is due to repayment of shareholder loans in the corresponding period of the previous year.

Liquidity and Capital Resources

At April 30, 2011 the Company’s total assets were $115,341 as compared to $236,442 at July 31, 2010. Long-term liabilities as of April 30, 2011 totaled $nil as compared to $nil in the previous year.  The Company had a working capital deficiency of $995,549 at April 30, 2011.

As of April 30, 2011 the Company had non-interest bearing loans from various shareholders in the amount of $651,303. The Company has recognized imputed interest of $9,980 in the three months ended April 30, 2011 on these loans.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $20,518,710 as of April 30, 2011.  As of April 30, 2011, the Company had a total of $101,689 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On April 30, 2011, the exchange rate was UGX 2250.9527 = US$1.00

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of April 30, 2011.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At April 30, 2011, the Company had a working capital deficiency of $995,549. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Item 6.  Exhibits

(a)       Exhibit List

31.1       Certificate pursuant to Rule 13a-14(a)
32.1       Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2011.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 14, 2011
Graham Taylor

/s/ Steven Tan	Director	June 14, 2011
Steven Tan