Form 10-K
period 2011-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2011-11-14
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐*
*The registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐        No ☒

State issuer’s revenues for its most recent fiscal year.  July 31, 2011: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of July 31, 2011, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $825,823.

Outstanding Common Stock: As of July 31, 2011, the Company had 54,470,740 shares of Common Stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in four mineral properties as at July 31, 2011: Buhweju/Rubindi, Kigumba/Masindi, Kidera,and Nyanga. Subsequent to July 31, 2011, the Company ceased to have interests in the Buhweju/Rubindi, Kigumba/Masindi projects.  The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Corporate Office	Mailing Address	Uganda Office
522 – 625 Howe Street, Vancouver, BC Canada V6C 2T6 Tel: (604) 694-1432	115 - 280 Nelson Street Vancouver, BC Canada V6B 2E2	Plot 1A Mugwanya Road Entebbe, Uganda Tel: +256(0) 7734 63095

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in four mineral projects in Uganda (comprising 7 mineral exploration licenses): Buhweju/Rubindi, Kigumba/Masindi, Kidera, and Nyanga. Two exploration licenses expired during the year and were relinquished.

Mubende Property

On September 1, 2006, AMF entered into an agreement (the “Mubende Agreement”) with Flemish Investments Limited (“Flemish”) under which AMF purchased a 100% right, title and interest in and to the mineral exploration licenses respecting 780 square kilometers of land in central Uganda (the “Mubende Property”).  The purchase price paid by AMF for the Mubende Property was $25,000 and the issuance of 250,000 common shares of AMF (since exchanged for Magnus shares).  In addition, under the Mubende Agreement AMF was required to issue additional AMF common shares, to a maximum of 300,000 additional shares, to Flemish for each economically mineable ounce of gold on the Mubende Property that is proven to be a measured and indicated resource.  To date, there is not a measured or indicated resource on the Mubende Property, and accordingly no additional shares have been issued to Flemish.

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 in the Mubende area. The Company was granted new licenses over the same areas as EL0122 and EL0123, with new numbers EL0585 and EL0586 respectively. The Company has been advised by the Uganda Ministry of Mines that EL0585 and EL0586 were issued in error and the Company is not entitled to these licences. The Company is not pursuing rectification of this matter and no longer has an interest in this project.

Kigumba /Masindi Project

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba/Masindi Property”) was granted to the Company. A 20km long uranium anomaly on the license was picked up by processing the data from the airborne geophysical survey was flown over 80% of Uganda. Since acquiring this licence, three additional licences totalling 1402.55 square kilometers were also acquired.

Work completed at the Kigumba/Masindi Property includes 84 soil samples collected along three sample lines totaling 9,400 metres and hand-held scintillometer readings taken along five lines totaling 11,545 metres. These surveys were conducted across the main uranium radiometric anomaly.

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

One of the Company’s licences in this project expired in May, 2011 and the reminder expired in August and September 2011.

Buhweju/Rubindi Project

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Buhweju/Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired.

Work completed at the Buhweju/Rubindi property includes 113 stream sediment samples and 3 rock grab samples from rivers and streams which drain off the Buhweju plateau to the west. The results show no obvious areas of anomalous gold for follow up exploration. The preliminary assay reports indicated a value of >10 ppm in a sample on Rubindi EL, but this high value was not replicated on check and re-assay of this sample. Another sample on Kanoni EL returned 2.36 ppm gold in the first assay but again this was not replicated in the check assay, which returned <0.001ppm. There could be an indication of nugget coarse gold. Uranium (U) values are in general higher on the Kanoni EL, situated over basement rocks. These values are up to 74ppm.

One of the Company’s licences in this project expired in May, 2011 and the remining license expired in September 2011.

Kidera Project

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company.   This license was renewed effective June 29, 2011 for two years but with reduced area of 240 square kilometers. The Company is evaluating this project for tantalum, rare earth metals and diamonds, based on interpretation of airborne radiometric and magnetic anomalies.

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

Nyanga Project

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company. This license was renewed effective June 29, 2011 for two years but with reduced area of 11.52 square kilometers. On June 16, 2010, a further mineral exploration license covering 79.60 square kilometers was granted to the west and north of the original Nyanga license.The Company intends to evaluate the tantalum potential at this project.

An exploration report on the Nyanga quarry was obtained by the Company which included historical information and work conducted in 2000. Results from this period indicate selected high grades of tantalum and niobium in channel trench samples from historical artisanal mine workings.

Property Agreements – China

Yunnan Long Teng Mining Ltd. – Huidong Property

Through a joint venture agreement, the Company previously had interest, or contingent interest, in the Huidong Property, comprising 83.29 square kilometers in Sichuan Province, China. On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment) relating to the sale of Long Teng. The penalties for late payment added a further RMB 1,260,000 in payments bringing the total sale price of Long Teng to RMB 22,260,000 ($3,256,730).  As at July 31, 2011, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and not remitted by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $118,901 by the intermediary.

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

Employees

As at July 31, 2011, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Subsequent Events

Exploration licenses EL 359 and EL 369 of the Kigumba/Masindi project expired on August 24, 2011, EL 358 of the Kigumba/Masindi project expired on September 9, 2011 and EL 357 of  the Buhweju/Rubindi project expired on September 9, 2011.  The Company has no further interests in the Kigumba/Masindi and Buhweju/Rubindi projects after the expiry of these licenses.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended July 31, 2011, the Company had a loss from continuing operations of $299,769. At July 31, 2011, the Company had a working capital deficiency of $409,903. Magnus needs to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Summary

The Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in four mineral projects in Uganda (comprising 7 mineral exploration licenses): Buhweju/Rubindi, Kigumba/Masindi, Kidera, and Nyanga.

Properties in Uganda

Property Description and Location

The Buhweju/Rubindi, Kigumba/Masindi, Kidera and Nyanga Properties comprising approximately 2,166.12 sq. km. are located in central, southern and southwestern Uganda in East Africa.  The properties are covered by valid exploration licenses, 7 in total.

Buhweju/Rubindi Property

The Buhweju/Rubindi Property is located some 300 km southwest of the capital Kampala in the Bushenyi and Mbarara districts of south-western Uganda. The Property is approximately centred at Latitude 0° 20’S and Longitude 30° 32’E.  The property consists of one exploration license covering an area of 429.00 sq. km.

Kigumba/Masindi Property

The Kigumba/Masindi Property is located some 200 km north-northwest of the capital Kampala in the Masindi district of western Uganda. The Property is approximately centred at Latitude 1° 53’N and Longitude 31° 50’E.  The property consists of three exploration licenses covering an area of 1,406 sq. km.

Kidera Property

The Kidera Property is located some 120 km north of the capital Kampala in the Kamuli and Kayunga districts of central Uganda. The Property is approximately centred at Latitude 1° 20’N and Longitude 32° 53’E.  The property consists of one exploration license covering an area of 240 sq. km.

Nyanga Property

The Nyanga Property is located some 380 km southwest of the capital Kampala in the Ntungamo district of south-western Uganda. The Property is approximately centred at Latitude 0° 57’S and Longitude 30° 11’E.  The property consists of two exploration license covering an area of 91.12 sq. km.

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

Buhweju/Rubindi Property

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

Kigumba/Masindi Property

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

Exploration

Kigumba/Masindi Project

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba/Masindi Property”) was granted to the Company. A 20km long uranium anomaly on the license was picked up by processing the data from the airborne geophysical survey was flown over 80% of Uganda. Since acquiring this licence, three additional licences totalling 1402.55 square kilometers were also acquired. The original 363 sq km license expired during the fiscal year.

Work completed at the Kigumba/Masindi Property includes 84 soil samples collected along three sample lines totaling 9,400 metres and hand-held scintillometer readings taken along five lines totaling 11,545 metres. These surveys were conducted across the main uranium radiometric anomaly.

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

Buhweju/Rubindi Project

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Buhweju/Rubindi Property”) was granted to the Company. Since acquiring this licence, an additional licence covering 429 square kilometers was also acquired. The original 291 sq km license expired during the period.

Work completed at the Buhweju/Rubindi property includes 113 stream sediment samples and 3 rock grab samples from rivers and streams which drain off the Buhweju plateau to the west. The results show no obvious areas of anomalous gold for follow up exploration. The preliminary assay reports indicated a value of >10 ppm in a sample on Rubindi EL, but this high value was not replicated on check and re-assay of this sample. Another sample on Kanoni EL returned 2.36 ppm gold in the first assay but again this was not replicated in the check assay, which returned <0.001ppm. There could be an indication of nugget coarse gold. Uranium (U) values are in general higher on the Kanoni EL, situated over basement rocks. These values are up to 74ppm.

Kidera Project

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company. The Company is evaluating this project for tantalum, rare earth metals and diamonds, based on interpretation of airborne radiometric and magnetic anomalies. This license was renewed in the fiscal year but reduced to 240 sq km.

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

Nyanga Project

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company.  On June 16, 2010, a further mineral exploration license covering 79.60 square kilometers was granted to the west and north of the original Nyanga license. During the 2011 year, the original Nyanga mineral license was renewed but was reduced to 11.52 sq km. The Company intends to evaluate the tantalum potential at this project.

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

Over the course of fiscal year 2012, the Company intends to partner or sell some of its Ugandan exploration portfolio. The Company intends to determine which projects it can reasonably maintain where it can conduct cost-effective further exploration and which projects will require significant capital that would necessitate teaming up with joint venture partners or the sale of particular projects.

Leased Office Space

The Company currently leases administrative offices in Entebbe, Uganda and Vancouver, Canada.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approx. Monthly Cost
Plot 1A, Mugwanya Road Entebbe, Uganda	Shared Space 2,500 Square Feet	Month-to-Month	USD$550
522-625 Howe Street Vancouver, BC Canada V6C 2T6	654 Square Feet	One Year	C $2,014 (approximately $US 2,112)

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings at July 31, 2011.

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

Quarter Ended

2003	High Trade	Low Trade
April 30	0.025	0.015
July 31	1.50	0.03
October 31	2.25	0.505

2004
January 31	0.725	0.25
April 30	1.35	0.495
July 31	1.11	0.85
October 31	1.26	0.90

2005
January 31	1.70	1.18
April 30	2.35	1.55
July 31	1.99	1.65
October 31	1.80	1.64

2006
January 31	2.25	1.60
April 30	3.93	2.10
July 31	2.50	1.73
October 31	1.93	1.19

2007
January 31	1.40	.44
April 30.53		.35
July 31.61		.50
October 31.58		.37

2008
January 31.55		.26
April 30.37		.29
July 31.31		.21
October 31.25		.04

2009
January 31.08		.015
April 30.05		.0011
July 31.045		.004
October 31.05		.013

2010
January 31.03		.008
April 30.05		.01
July 31.02		.01
October 31.02		.009

2011
January 31.025		.012
April 30.03		.011
July 31.0375		.018
October 29.02		.009

Holders

As of November 2, 2011, Magnus had at least 225 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended July 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,002,000 shares upon exercise of stock options	$0.50 per share	3,998,000 stock options
Total	2,002,000	$0.50	3,998,000

Notes:
(1)	The Company’s Board of Directors adopted a stock option plan on January 9, 2004. See below for details of this plan.

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

As of the date of this Annual Report, the Company has 2,002,000 Stock Options and/or Incentive Stock Options outstanding. By action of the majority shareholders which occurred on May 4, 2004, the majority of the shareholders of the Company approved the Stock Option Plan and the Board of Directors is authorized, without further shareholder approval, to grant stock options from time to time to acquire up to an aggregate of 6,000,000 shares of the Company’s restricted common stock.

Recent Sales of Unregistered Securities

The Company did not issue any equity securities in the fiscal year 2011.

Purchase of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended July 31, 2011, no purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in §240.10b-18(a)(3) of Regulation S-K), of shares or other units of any class of the Company’s equity securities.

ITEM 6.   SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007	2006	2005	2004

(Loss) from Continuing Operations	(299,769)	(481,615)	(859,609)	(2,871,756)	(3,334,437)	(6,976,433)	(2,051,850)	(1,737,327)
Net income (loss) from discontinued operations	60,000	1,940,712	64,098	1,253,733	(1,167,991)	(2,425,401)	(1,719,643)	-
Net income (loss ) for the year	(239,769)	1,459,097	(795,511)	(1,618,023)	(4,502,428)	(9,401,834)	(3,771,493)	-
(Loss) from Continuing Operations per share	(0.01)	(0.01)	(0.02)	(0.06)	(0.08)	(0.20)	(0.08)	(0.08)
Net income (loss) from discontinued operations per share	-	0.04	-	0.02	(0.03)	(0.07)	(0.07)	-
Net income (loss ) for the year per share	-	0.03	-	(0.03)	(0.11)	(0.27)	(0.15)	(1.08)
Total Assets	14,183	236,442	71,179	340,935	654,979	1,251,451	2,233,599	838,169

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2011, and the related notes thereto.

Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of precious and base metals.  To this end, the Company has obtained licenses and permits of its current property portfolio directly itself. The Company may enter into agreements that require it to contribute capital toward the exploration and development of various properties while requiring the joint venture partner to obtain or contribute mineral rights for desirable mineral properties, and obtain all required permits and licenses to commence exploration and mining activities.Similarly, the Company may also find joint venture partners for its currently wholly-owned projects.

Outlook

At July 31, 2011, the price of gold was $1,614.30 per ounce (source: www.kitco.com) compared to $1,181.40 at July 31, 2010, representing an increase of approximately 36.6%. Similarly, the value of copper and the value of silver both increased during the same period.  Gold prices have increased since July 31, 2010 but future prices are uncertain. On August 26, 2011 the price of gold was $1,829.10 per ounce.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, discovery of mineable reserves and successful financing, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $409,903 at July 31, 2011 (2010- $890,146).

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

Results from Operations

Summary

The Company's consolidated net loss for the year ended July 31, 2011 was $239,769 or $0.004 per share compared to the previous year’s consolidated net income of $1,459,097 or $0.03 per share. The primary factor in achieving net income in the 2010 year was the collection of proceeds of the sale of Long Teng Mining which resulted in recognition of recovery of bad debt since a bad debt provision had been taken for the full amount of the proceeds receivable at the end of the previous year, plus additional proceeds that were negotiated and received as penalties for late payment. Bad debt recovery from the collection of such proceeds in the current year was $60,000. Net loss from continuing operations for the year ended July 31, 2011 was $299,769 or $0.01 per share compared to the previous year’s net loss from continuing operations of $481,615or $0.01 per share. The largest expense in 2011 was legal and professional fees. The second largest expense in 2011 was consulting fees primarily to the CEO.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $20,575 in 2011, compared to $75,630 in 2010, including geological expenses and exploration licenses. The decrease in 2011is due to the further reduction of exploration activity in Uganda by Magnus because of lack of available capital.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $42,625 in the 2011 year compared to $67,484 in 2010.  The decrease from 2010 is due to reducing such activities as the Company was mostly inactive in the 2011 year.

Interest

Interest expense decreased to $40,908 in 2011 from $60,680 in 2010 due to lower average outstanding balnce of shareholders’ loans upon which imputed interest was based.

Stock-based compensation

Stock-based compensation expenses of $15,025 decreased from $77,708 in 2010. The decrease from 2010 is due to granted options becoming fully vested.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $213,669 in the 2011 year compared to cash uses of $991,363 in 2010.   The decrease from 2010 is primarily due to payment of outstanding accounts payable and accrued liabilities in 2010 and the reduction in loss from operations as described above.

Financing Activities

The Company used cash for financing activities of $18,064 in the 2011 year compared to using cash of $836,785 in 2010. The decrease is due to decrease in repayments of demand loan and loans from shareholders in 2011.

Liquidity and Capital Resources

At July 31, 2011, the Company's total assets were $14,183 as compared to $236,442 in 2010. Long-term liabilities as of July 31, 2011 totaled $966,880 as compared to $0 in 2010.  The Company had a working capital deficiency of $409,903 at July 31, 2011 as compared to $890,146 at July 31, 2010. The decrease is due to restructuring shareholders’ loans, formerly due on demand, into loans with maturity of three years.

Major uses of cash in the next fiscal year are expected to be related to proposed exploration activities in Uganda and corporate administration.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $20,607,287 as of July 31, 2011.  As of July 31, 2011, the Company had a bank overdraft and therefore insufficient cash to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Over 2010 and  2011, the Company has decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

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

Mineral Properties and Exploration Expenses

Mineral property acquisition costs are capitalized and carried at cost, subject to write-down in case of impairment.  Exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all development costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As of July 2011, the Company did not have proven or probable reserves.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties / Subsequent Events

In the year ended July 31, 2011, the Company incurred  fees of $75,174 (2010 - $70,937) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at July 31, 2011 for consulting services is $976 (2010 - $ 11,555). The Company incurred no fees to a former director of the Company (2010 - $2,197) for geological consulting services rendered .  The total amount owed to this former director at July 31, 2011 in respect of fees is $44,134 (2010- $44,386).

As at July 31, 2011, the Company had an accrued liability of $18,581 (2010 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

As at July 31, 2011, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and not yet remitted by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $118,901 by the intermediary.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On July 31, 2011, the exchange rate was UGX 2,564.4 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On July 31, 2011, the exchange rate was RMB 1 = US $0.1554.

Interest Rate

The Company has restructured shareholders’ loans into three-year loans with a fixed interest rate of 8%.

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

All principle and interst under loan-term debt are due on July 31, 2014.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Magnus International Resources Inc.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Magnus International Resources Inc. (an exploration stage company) as of July 31, 2011 and July 31, 2010, the related consolidated statement of stockholders’ equity (deficit) for the years ended July 31, 2011, 2010, 2009, 2008, 2007 and 2006, and the related statements of operations and cash flows for the years ended July 31, 2011 and July 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2011 and July 31, 2010 and the results of its operations and its cash flows for the years ended July 31, 2011 and July 31, 2010, and the changes in stockholders’ equity (deficit) for the years ended July 31, 2011, 2010, 2009, 2008, 2007 and 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations since inception, a cash deficiency, a working capital deficiency and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

November 12, 2011

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$171,303
Prepaid expenses and other	14,183	65,139
Proceeds of disposition receivable (Note 3)	-	-
Total current assets	14,183	236,442

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$14,183	$236,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$430	$-
Accounts payable including related party payable of $49,388 (2010 - $20,668) (Note 8)	193,900	252,614
Accrued liabilities including related party liabilities of $34,181 (2010 - $34,181) (Note 8)	107,756	100,671
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 5)	-	651,303
Total current liabilities	424,086	1,126,588

LONG TERM DEBT	966,880	-
Total liabilities	1,390,966	1,126,588

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, and 12)

STOCKHOLDERS' DEFICIT
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2010 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B" (July 31, 2010 - 200,000)	200	200
Additional paid-in capital	19,291,047	19,537,915
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,607,287)	(20,367,518)
Accumulated other comprehensive loss	(38,071)	(38,071)
Total stockholders' deficit	(1,376,783)	(890,146)

Total liabilities and stockholders' deficit	$14,183	$236,442

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Exploration stage through July 31,
	2011	2010	2011
			(unaudited)

EXPENSES
Consulting	$77,279	$95,483	$2,863,927
Finder fees	-	-	674,375
Investor relations	1,117	1,521	1,813,668
Legal and professional fees	78,059	58,107	1,394,593
Exploration licenses	7,813	16,762	969,329
Geological expenses	12,762	58,868	2,121,074
Amortization	-	-	159,881
Salaries and benefits	21,705	35,065	1,205,428
Stock-based compensation	15,025	77,708	3,115,861
Registration payment arrangements	-	-	394,000
Travel	3,593	11,458	1,008,554
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	-	365,316
Interest	40,908	60,680	306,882
Other administrative expenses	41,508	65,963	2,136,704
Total expenses	299,769	481,615	18,612,796

Net (loss) from continuing operations	(299,769)	(481,615)	(18,612,796)

Gain on sales of subsidiaries (Note 4)	-	134,688	3,717,489
Bad debt recovery (provision) related to proceeds of sale of subsidiaries (Note 4)	60,000	1,844,054	(118,901)
Gain on sales of impaired assets of subsidiaries	-	-	15,212
Loss from discontinued operations or components held for sale (Note 4)	-	(38,030)	(5,608,291)

Net income (loss) from discontinued operations	60,000	1,940,712	(1,994,491)

Net income (loss) for the period	$(239,769)	$1,459,097	$(20,607,287)

Other comprehensive income (loss)
Foreign currency translation	-	5	(38,071)

Comprehensive income (loss)	$(239,769)	$1,459,102	$(20,645,358)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	(0.01)	(0.01)	(0.44)
Net income (loss) from discontinued operations	-	0.04	(0.05)
Net income (loss) for the period	-	0.03	(0.49)

Weighted average number of common stock outstanding	54,470,740	54,470,740	42,342,618

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Years Ended July 31		Exploration stage through July 31,
	2011	2010	2011
			(unaudited)

Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(239,769)	$1,459,097	$(20,607,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,025	77,708	3,115,861
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	40,908	58,592	296,504
(Gain) loss on dispositions and writedowns of fixed assets	-	-	416,495
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	(60,000)	(1,978,742)	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	50,956	(14,664)	331
Accounts payable and accrued liabilities	(20,789)	(593,354)	168,089
Liabilities for registration payments	-	-	394,000
Liabilities of component held for sale	-	-	189,721

Net cash and cash equivalent from (used in) operating activities	(213,669)	(991,363)	(17,849,078)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	60,000	1,978,742	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)

Net cash and cash equivalent from investing activities	60,000	1,978,742	2,483,002

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan	-	(23,842)	(30,715)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	(18,064)	(812,943)	488,332

Net cash and cash equivalent from (used in) financing activities	(18,064)	(836,785)	15,408,578

Effect of other comprehensive income (loss) on cash	-	5	(42,955)

Increase (decrease) in cash and cash equivalents	(171,733)	150,599	(453)
Cash and cash equivalent, beginning of period	171,303	20,704	23
Cash and cash equivalent (bank overdraft), end of period	$(430)	$171,303	$(430)

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	40,908	58,592	296,504
Cumulative imputed interest converted to long-term debt	302,801	-	302,801
Loans from shareholders converted to long-term debt	633,239	-	633,239
Accounts payable converted to long-term debt	30,840	-	30,840
Interest paid	-	-	-
Dividends paid	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Information presented for the periods July 31, 2002 through July 31, 2005 is unaudited)
	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2002 (unaudited)	21,543,200	$21,543	-	$-	$-	$-	$2,362	$59,008	$-	$(109,417)	$(26,504)
Capital contributed by shareholder	-	-	-	-	-	-	-	3,086	-	-	3,086
Disposition of paid-in capital for subsidiary sold	-	-	-	-	-	-	-	(6,471)	-	-	(6,471)
Net income (loss) for the year	-	-	-	-	-	-	(2,362)	-	-	32,274	29,912

Balance July 31, 2003 (unaudited)	21,543,200	$21,543	$-	$-	$-	$-	$-	$55,623	$-	$(77,143)	$23

Shares issued as finder’s fees in connection with a letter of intent, December 31, 2003	200,000	200	-	-	-	-	-	79,800	-	-	80,000
Shares issued as finder’s fees in connection with two letters of intent, January 15, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
Shares issued as consulting fees, ranging from $0.26 to $0.54 per share, between November 30, 2003 and February 29, 2004	400,000	400	-	-	-	-	-	171,600	-	-	172,000
200,000 Shares allotted as a finder’s fee in connection with a joint venture agreement, July 6, 2004	-	-	-	-	-	190,000	-	-	-	-	190,000
Share subscriptions received	-	-	-	1,327,254	-	-	-	-	-	-	1,327,254
Stock-based compensation	-	-	-	-	-	-	-	276,705	-	-	276,705
Net (loss) for the year	-	-	-	-	-	-	-	-	(1,737,327)	-	(1,737,327)

Balance July 31, 2004 (unaudited)	22,543,200	$22,543	$-	$1,327,254	$-	$190,000	$-	$755,328	$(1,737,327)	$(77,143)	$480,655

Share subscriptions received	-	-	-	3,535,805	-	-	-	-	-	-	3,535,805
Stock-based compensation	-	-	-	-	-	-	-	572,650	-	-	572,650
Shares Issued pursuant to units subscribed	7,336,818	7,337	-	(3,748,409)	-	-	-	3,741,072	-	-	-
Exercise of warrants ($1.00)	620,000	620	-	-	-	-	-	619,380	-	-	620,000
285,714 shares allotted in return pursuant to agreement to issue $500,000 worth of shares upon transfer of exploration licence	-	-	-	-	-	500,000	-	-	-	-	500,000
Net (loss) for the year	-	-	-	-	-	-	-	-	(3,771,493)	-	(3,771,493)

Balance July 31, 2005 (unaudited)	30,500,018	$30,500	$-	$1,114,650	$-	$690,000	$-	$5,688,430	$(5,508,820)	$(77,143)	$1,937,617

Share subscriptions received	-	-	-	3,242,325	-	-	-		-	-	3,242,325
Shares allotted as finders' fees	-	-	-	-	-	287,820	-	(287,820)	-	-	-
Finders' fee paid in cash	-	-	-	-	-	-	-	(110,838)	-	-	(110,838)
Finders' fee shares issued	200,000	200	-	-	-	(190,000)	-	189,800	-	-	-
Shares allotted for acqusition of mining licenses	-	-	-	-	-	255,000	-	-	-	-	255,000
Stock-based compensation	-	-	-	-	-	-	-	1,068,142	-	-	1,068,142
Shares issued pursuant to subscriptions	3,456,550	3,456	-	(3,871,975)	-	-	-	3,868,519	-	-	-
Subscriptions received in cash for exercise of warrants	-	-	-	2,969,332	-	-	-	-	-	-	2,969,332
Subscriptions received by promissory note for exercise of warrants	-	-	-	2,844,651	(2,844,651)	-	-	-	-	-	-
Shares issued pursuant to exercise of warrants	5,175,372	5,176	-	(6,148,983)	-	-	-	6,143,807	-	-	-
Shares issued pursuant to exercise of options	1,146,000	1,146	-	-	-	-	-	571,854	-	-	573,000
Shares issued pursuant to agreement	285,714	286	-	-	-	(500,000)	-	499,714	-	-	-
Preferred stock subscribed and issued	-	-	100	-	-		-	-	-	-	100
Net (loss) for the year	-	-	-	-	-	-	(14,703)	-	(9,401,834)	-	(9,416,537)

Balance July 31, 2006	40,763,654	$40,764	$100	$150,000	$(2,844,651)	$542,820	$(14,703)	$17,631,608	$(14,910,654)	$(77,143)	$518,141

Share subscriptions received	-	-	-	2,265,000	-	-	-	-	-	-	2,265,000
Reversal of allotment of shares as finders' fees	-	-	-	-	-	(5,200)	-	5,200	-	-	-
Finders' fees paid or payable in cash	-	-	-	-	-	-	-	(221,200)	-	-	(221,200)
Stock-based compensation	-	-	-	-	-	-	-	411,546	-	-	411,546
Shares issued pursuant to subscriptions	5,100,000	5,100	-	(2,250,000)	-	-	-	2,244,900	-	-	-
Shares issued pursuant to acquisition of African mineral fields	6,000,000	6,000	200	-	-	-	-	(501,434)	-	-	(495,234)
Promissory notes cancelled	(2,322,164)	(2,322)	-	-	2,844,651	-	-	(2,842,329)	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	29,322	-	-	29,322
Net (loss) for the year	-	-	-	-	-	-	(38,069)	-	(4,502,428)	-	(4,540,497)

Balance July 31, 2007	49,541,490	$49,542	$300	$165,000	$-	$537,620	$(52,772)	$16,757,613	$(19,413,082)	$(77,143)	$(2,032,922)

Share subscriptions received	-	-	-	765,000	-	-	-	-	-	-	765,000
Share subscriptions received in conversion of shareholder's loan	-	-	-	200,000	-	-	-	-	-	-	200,000
Shares cancelled pursuant to agreement for disposition of subsidiaries	(285,714.00)	(286.00)	-	-	-	-	-	-	-	-	(286)
Reversal of share allotment pursuant to agreement for disposition of subsidiaries	-	-	-	-	-	(255,000)	-	-	-	-	(255,000)
Shares issued pursuant to subscriptions	3,806,184	3,806	-	(1,030,000)	-	-	-	1,026,194	-	-	-
Cancellation of Series "A" preferred shares	-	-	(100)	-	-	-	-	100	-	-	-
Shares issued in settlement of registration payment liability	272,000	272	-	-	-	-	-	271,728	-	-	272,000
Shares issued for past and current services	365,625	366	-	-	-	-	-	145,181	-	-	145,547
Shares issued as finders' fees	371,155	371	-	-	-	(282,620)	-	284,249	-	-	2,000
Finders' fees paid in cash	-	-	-	-	-	-	-	(44,817)	-	-	(44,817)
Stock-based compensation	-	-	-	-	-	-	-	528,266	-	-	528,266
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	78,072	-	-	78,072
Net income (loss) for the year	-	-	-	-	-	-	14,004	-	(1,618,022)	-	(1,604,018)

Balance July 31, 2008	54,070,740	$54,071	$200	$100,000	$-	$-	$(38,768)	$19,046,586	$(21,031,104)	$(77,143)	$(1,946,158)

Stock-based compensation	-	-	-	-	-	-	-	165,819	-	-	165,819
Shares issued pursuant to subscriptions	400,000	400	-	(100,000)	-	-	-	99,600	-	-	-
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	89,610	-	-	89,610
Net income (loss) for the year	-	-	-	-	-	-	692	-	(795,511)	-	(794,819)

Balance July 31, 2009	54,470,740	$54,471	$200	$-	$-	$-	$(38,076)	$19,401,615	$(21,826,615)	$(77,143)	$(2,485,548)

Stock-based compensation	-	-	-	-	-	-	-	77,708	-	-	77,708
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	58,592	-	-	58,592
Net income for the year	-	-	-	-	-	-	5	-	1,459,097	-	1,459,102

Balance July 31, 2010	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,537,915	$(20,367,518)	$(77,143)	$(890,146)

Stock-based compensation	-	-	-	-	-	-	-	15,025	-	-	15,025
Conversion of imputed interest to actual interest	-	-	-	-	-	-	-	(302,801)	-	-	(302,801)
Imputed interest on loans from shareholders	-	-	-	-	-	-	-	40,908	-	-	40,908
Net loss for the period	-	-	-	-	-	-	-	-	(239,769)	-	(239,769)

Balance July 31, 2011	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,291,047	$(20,607,287)	$(77,143)	$(1,376,783)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
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

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 4).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2011.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Spin Event Marketing Inc., Magnus BVI and Magnus HK have no transactions as of July 31,2011. Magnus HK has been deregistered pursuant to Section 291AA(9) of the Companies Ordinance of Hong Kong. Magnus HK was officially dissolved as of September 25, 2009.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment) relating to the sale of Long Teng. As at July 31, 2011, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and retained by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary.

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
July 31, 2011 and 2010
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

In the year ended July 31, 2008, AMF acquired four more mineral exploration licenses and designated them as the Buhweju/Rubindi, Kigumba/Masindi, Kidera and Nyanga projects. Since acquiring these licenses, five additional licenses associated with these projects have been acquired ,two licences expired in 2011 and four more licenses have expired subsequent to July 31, 2011. See also Notes 4 and 12.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2011 and 2010, the Company did not have any cash equivalents.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

Mineral Properties and Exploration Expenses

Mineral property acquisition costs are capitalized and carried at cost, subject to write-down in case of impairment.  Exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all development costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. To July 31, 2011, all costs of the Company’s properties in China and Uganda have been classified as exploration costs as the licenses included rights to explore and not to mine. As at July 31, 2011, the Company did not have proven or probable reserves.

Asset Retirement Obligations

The Company has adopted Accounting Standards Codification (“ASC”) ASC 410, Asset Retirement and Environmental  Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at July 31, 2011 the company has no asset retirement obligations.

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
July 31, 2011 and 2010
(Expressed in US Dollars)

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended July 31, 2011 and 2010 because common stock equivalents consisting of options outstanding at July 31, 2011  to acquire 2,002,000 (2010 - 3,315,000) shares of common stock and warrants that were outstanding at July 31, 2010  to acquire  200,000 shares of common stock are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities at July 31, 2011 and 2010, reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments. The carrying value of long term debt at July 31, 2011  reflected in these financial statements approximates its fair value due to the interest rate on the debt, which is equivalent to a fair market interest rate for such instruments.

Comprehensive Income

The Company has adopted ASC 220, Comprehensive Income.  Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income taxes

The Company records deferred taxes in accordance with ASC 740, Income Taxes.  ASC 740 requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

Concentrations

The Company uses one supplier to supply the exploration licenses and the manpower and the majority of the technical expertise for the minerals exploration for the Company’s projects in Uganda.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC 360, Property, Plant and Equipment.   If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.

As at July 31, 2008, the Company wrote down all its long-lived assets in Canada and Uganda to $nil due to impairment analysis.

Finders’ fees

Finders’ fees paid to consultants for referring investors are capitalized and are offset against the proceeds of the offering if successful and are expensed and charged to operations if the offering is not successful.

Stock-Based Compensation

The Company has implemented the provisions of ASC 718 Compensation-Stock Compensation. Compensation expense is recorded in accordance with the fair value recognition provisions of ASC 718 for options issued.

The Company has a stock-based compensation plan that is described more fully in Note 9.

New Accounting Pronouncements

There were various accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

The Company has experienced losses since the inception of the exploration stage amounting to $20,607,287 as of July 31, 2011.  As of July 31, 2011, the Company had no cash and cash equivalents and had a working capital deficiency of $409,903.Cash and cash equivalents are insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.  There is significant doubt as to the Company’s ability to continue as a going concern.

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

In 2010 and 2011, the Company decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2010 - $nil) consist of $118,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2010 - $178,901), carried net of a reserve for uncollectible amounts of $118,901 (July 31, 2010 - $178,901). The Company collected  $60,000 of this receivable in the year ended July 31, 2011. See also Notes 4 and 12.

4. MINERAL PROPERTIES AND JOINT VENTURES

At July 31, 2011, the Company is involved in the following projects with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd.

As at July 31, 2011, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and retained by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

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

In addition to the Mwerusandu licenses transferred to AMF Ltd. under the License Transfer Agreement, AMF Ltd. received an additional exploration license covering 147.63 sq. km.  During fiscal year 2008, three licenses were renewed for a period of two years, each with a 50% reduction in area, so that the Mwerusandu Property was then comprised of four exploration licenses covering 175.43 sq. km. During the  year ended July 31, 2010, three of the licenses expired and were not renewed. A further license was transferred to Kamu Kamu Drilling Experts Ltd. (“Kamu Kamu”) as part of an agreement to settle a legal action brought against the Company by Kamu Kamu in December 2008. The Company no longer holds any licenses at Mwerusandu.

In the year ended July 31, 2008, AMF received two additional exploration licenses on the Mitoma property covering 159.49 sq. km.  During 2008 four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  At July 31, 2009, the Mitoma Property comprised of seven exploration licenses covering 359.49 sq. km. During the year ending July 31, 2010, three licenses expired and were relinquished. A further four licenses were transferred to Kamu Kamu as part of the settlement agreement. As at July 31, 2010 and 2011, the Company no longer holds any licenses at Mitoma.

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
July 31, 2011 and 2010
(Expressed in US Dollars)

In the year ended July 31, 2008, AMF received four additional exploration licenses on the Lugazi property covering 1359.17 sq. km. During the year ended July 31, 2010,  the five Lugazi licenses were transferred to Kamu Kamu as part of the settlement agreement. The Company no longer holds any licenses at Lugazi.

On September 1, 2006 the Company entered into an agreement to acquire two exploration licenses in Uganda (the “Mubende licenses”) from the Grantor for consideration consisting of $25,000 cash, 250,000 shares with an agreed issue price of $0.05 per share or $12,500 in aggregate and additional contingent consideration of 25,000 shares of the Company for each 25,000 economically mineable ounces of gold proven in the future to be a measured and indicated resource on the property covered by the Mubende licenses, up to a maximum of 300,000 shares.  The Mubende exploration licenses expired in August 2009.

On September 17, 2007 the Company completed the incorporation of a 100%-owned subsidiary under the laws of Uganda named African Mineral Fields Limited (“AMF Ltd.”) and approved the transfer of exploration licenses and options on exploration licenses to the new subsidiary.

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba/Masindi Property”) was granted to the Company. Since acquiring this license, three additional licenses totalling 1,402.55 square kilometers were also acquired under the name of the Company’s indirect wholly-owned subsidiary, ABM. The original Kigumba license expired on May11, 2011. Subsequent to July 31, 2011 the remainder of the Kigumba/Masindi licenses have expired. See also Note 12.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Buhweju/Rubindi Property”) was granted to the Company. Since acquiring this license, an additional license covering 429 square kilometers was also acquired under the name of ABM. The original Rubindi license expired on May11, 2011. Subsequent to July 31, 2011 the remaining Buhweju/Rubindi license has expired. See also Note 12.

On June 30, 2008, a mineral exploration license covering 485 square kilometers of land in central Uganda (the “Kidera Property”) was granted to the Company.  This license was renewed effective June 29, 2011 for two years but with reduced area of 240 square kilometers.

On June 30, 2008, a mineral exploration license covering 23.28 square kilometers of land in central Uganda (the “Nyanga Property”) was granted to the Company. On June 16, 2010, a further mineral exploration license covering 79.60 square kilometers was granted to the west and north of the Nyanga license. The original Nyanga license was renewed effective June 29, 2011 for two years but with reduced area of 11.52 square kilometers.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

A summary of the licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental
EL 0309	Kidera	Kidera	Lake Kyoga	June 29, 2013	240	UGX 2,400,000
EL 0328	Nyanga	Nyanga	Ntungamo	June 29, 2013	11.52	UGX 115,200
EL 0357	Kanoni	Buhweju/Rubindi	Buhweju	September 9, 2011	429	UGX 4,290,000
EL 0358	Karuma	Kigumba/Masindi	Karuma	September 9, 2011	486	UGX4,860,000
EL 0359	Masindi	Kigumba/Masindi	Masindi	August 24, 2011	437	UGX 4,370,000
EL 0369	Budongo Forest	Kigumba/Masindi	Budongo Forest	August 24, 2011	483	UGX 4,830,000
EL 0631	Nyanga West	Nyanga	Ntungamo	June 16, 2013	79.60	UGX 796,000
					2,166.12	UGX 21,661,200
						$8,446

5. LONG TERM DEBT

Long term debt of $966,880 ( 2010- $nil) consists of loans payable on July 31, 2014. Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. The Company has recognized imputed interest in the amount of $40,908 in the year ended July 31, 2011 (2010 -$ 58,592) on the loans. The imputed interest was credited to additional paid-in capital since the imputed interest was not payable. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date. The Company also agreed to convert imputed interest recognized to date by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date.

6. LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company currently pays rent of $550 per month on month to month basis.

The Company has a lease for office space in Vancouver, Canada at the rate of $CAD 2,014 (approximately $US 2,112) per month until April 30, 2012.

The Company has a commitment for payments of $CAD 9,063 (approximately $US 9,502 as at July 31, 2011) per year for the next year for the lease of a photocopier.

7. COMMON STOCK

Warrants giving holders the right to acquire   200,000 shares of the Company’s common stock at a price of $0.50 per share expired in the year ended July 31, 2011. There are no warrants outstanding at July 31, 2011.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the year ended July 31, 2011 the Company incurred  fees of $75,174 (2010 - $70,937) to the chief executive officer of the Company for consulting services rendered.  The total amount owed to the chief executive officer at July 31, 2011 for consulting services is $976 (2010 - $ 11,555).  There is an  amount of $44,134 owed to a former director at July 31, 2011 (2010- $44,386).in respect of geological consulting services fees.

As at 31 July 2011, the Company had an accrued liability of $18,581 (2010 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

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

During the year ended July 31, 2006, 1,398,000 stock options were granted under the Plan with the exercise price of $1.70 per share, being the market price at the time of the grant. Of these options, 305,000 were issued to directors and employees and 1,093,000 were issued to consultants. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date. 653,000 of these options were originally to expire on November 1, 2011 and 745,000 on December 15, 2011. 75,000 options granted to a consultant were forfeited during the year ended July 31, 2006.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

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
July 31, 2011 and 2010
(Expressed in US Dollars)

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

Options Outstanding July 31, 2008, 2009 and 2010	1,628,333	1,686,667	0.50	0.16
Options forfeited	(315,000)	(998,000)

Options Outstanding July 31, 2011	1,313,333	688,667	0.50

Compensation cost related to options is recognized as the related options vest. All outstanding options have vested prior to July 31, 2011.

Non-vested options were as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value

Non-vested options outstanding, July 31, 2010	101,667	15,025	0.15
Non-vested options outstanding, July 31, 2011	-	-	-
Options vested in 2011	101,667	15,025	0.15

If not previously exercised or canceled, options outstanding at July 31, 2011 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	2,002,000	0.50

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
July 31, 2011 and 2010
(Expressed in US Dollars)

10. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The Company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2011	2010

Income (Loss) for the year	$(239,769)	$1,459,097
Average statutory tax rate	35%	35%

Expected income tax provision	$(83,919)	$510,684
Impact of tax rate difference in foreign jurisdiction	2,138	5,700
Non-deductible stock-based compensation	5,259	27,198
Non-deductible imputed interest	14,318	20,507
Non-taxable bad debt recovery	(21,000)	(679,249)
Unrecognized tax losses	(83,204)	115,160

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

	2011	2010

Net operating losses carried forward in United States	$3,485,447	$3,415,070
Net operating losses carried forward in Uganda	445,286	432,458
Valuation allowance	(3,930,732)	(3,847,528)

Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of approximately $9,960,000 for United States tax purposes and $2,730,000 for Ugandan tax purposes which will expire in 2031 if not utilized. No tax returns have been filed and all years are open for examination.

The valuation allowance increased by $83,204 in the year due to the effect of net operating loss in 2011.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in US Dollars)

11. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

	July 31, 2011	July 31, 2010

Canada	$13,228	$232,211
Africa	955	4,231
China	-	-

Total	$14,183	$236,442

12. SUBSEQUENT EVENTS

Subsequent to July 31, 2011, the Company`s licenses numbered EL0357 (Buhweju/Rubindi project) and EL0358, EL0359 and EL0369 (Kigumba/Masindi project) have expired.

The Company has reviewed events subsequent to July 31, 2011 to the date of issuance of the financial statements and has determined that no additional disclosure is applicable.

 Supplementary Data

	Year Ended July 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,977,654	723,567	595,347	474,925
Net loss per share	0.08	0.03	0.03	0.02

	Year Ended July 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	3,171,367	2,927,231	2,666,007	637,229
Net loss per share	0.09	0.08	0.08	0.02

	Year Ended July 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,648,932	794,509	688,232	1,370,755
Net loss per share	0.02	0.02	0.02	0.03

	Year Ended July 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(561,148)	765,391	806,047	607,731
Net loss per share	(0.01)	0.01	0.02	0.01

	Year Ended July 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(17,656)	159,613	54,886	598,668
Net loss per share	0.00	0.00	0.00	0.01

	Year Ended July 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	104,925	112,212	(345,199)	(1,331,035)
Net loss per share	0.00	0.00	(0.01)	(0.02)

	Year Ended July 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	88,576	60,500	8,214	82,479
Net loss per share	0.00	0.00	0.00	0.00

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of July 31, 2011.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of July 31, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(3)  Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the year ended July 31,  2010. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company’s financial statements in a future annual or interim period.

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

ITEM 9B.  OTHER INFORMATION

Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. The Company has recognized imputed interest in the amount of $40,908 in the year ended July 31, 2011 (2010 -$ 58,592) on the loans. The imputed interest was credited to additional paid-in capital since the imputed interest was not payable. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date. The Company also agreed to convert imputed interest recognized to date by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

Name	Age	Offices Held

Graham Taylor	42	President, CEO, CFO, Secretary, Treasurer and Director

Steven (Sek Toh) Tan	75	Director

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended July 31, 2011, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Graham Taylor(1) President, CEO, CFO, Secretary, Treasurer and Director	2011 2010 2009	$75,174 $70,937 $90,888	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$75,174 $70,937 $90,888

(1) Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. From December 1, 2003 to December 31, 2008, Mr. Taylor was being paid a consulting fee of $120,000 per year to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company. From January 1, 2009 to July 31, 2011 Mr. Taylor was paid a consulting fee of $6,250 Canadian per month.

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

No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended July 31, 2011:

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

2011 - $29,300 – Schumacher & Associates Inc.
2010 - $36,900 - Schumacher & Associates Inc.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2011 – Nil -  Schumacher & Associates Inc.
2010 – Nil -  Schumacher & Associates Inc.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 – Nil -  Schumacher & Associates Inc.
2010 – Nil -  Schumacher & Associates Inc.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 – Nil -  Schumacher & Associates Inc.
2010 – Nil -  Schumacher & Associates Inc.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report:

Exhibit #	Description
10.1	Loan Agreement Form
31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2011.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	November 14 , 2011

/s/ Steven Tan
Steven Tan	Director	November 14 , 2011