Form 10-Q
period 2011-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2011-12-20
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended October 31, 2011

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of  November 25, 2011, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $863,360.

Outstanding Common Stock: As of November 25, 2011, the Company had 54,470,740 shares of Common Stock outstanding.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 25, 2011
Common Stock, $0.001 par value	54,470,740

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	October 31	July 31
	2011	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,583	$-
Prepaid expenses and other	15,851	14,183
Total current assets	22,434	14,183

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$22,434	$14,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$430
Accounts payable including related party payable of $58,824 (July 31, 2011- $49,388) (Note 8)	214,798	193,900
Accrued liabilities including related party liabilities of $34,181 (July 31, 2011 - $34,181) (Note 8)	120,414	107,756
Liabilities for registration payments	122,000	122,000
Loan from shareholder (Note 5)	20,107	-
Total current liabilities	477,319	424,086

LONG TERM DEBT (Note 6)	986,217	966,880
Total liabilities	1,463,536	1,390,966

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 7, 8, 9 and 10)

STOCKHOLDERS' DEFICIT
Common stock (Note 7)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2010 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B" (July 31, 2010 - 200,000)	200	200
Additional paid-in capital	19,291,242	19,291,047
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,671,801)	(20,607,287)
Accumulated other comprehensive loss	(38,071)	(38,071)
Total stockholders' deficit	(1,441,102)	(1,376,783)

Total liabilities and stockholders' deficit	$22,434	$14,183

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management
			Exploration stage
			through
	Three months ended October 31		October 31, 2011
	2011	2010	(unaudited)

EXPENSES
Consulting	$16,508	$19,981	$2,880,435
Finder fees	-	-	674,375
Investor relations	857	291	1,814,525
Legal and professional fees	8,878	18,583	1,403,471
Exploration licenses	2,904	4,096	972,233
Geological expenses	2,242	3,894	2,123,316
Amortization	-	-	159,881
Salaries and benefits	5,315	5,706	1,210,743
Stock-based compensation	-	8,242	3,115,861
Registration payment arrangements	-	-	394,000
Travel	-	-	1,008,554
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	-	365,316
Interest	19,532	10,466	326,414
Other administrative expenses	8,278	11,220	2,144,982
Total expenses	64,514	82,479	18,677,310

Net (loss) from continuing operations	(64,514)	(82,479)	(18,677,310)

Gain on sales of subsidiaries	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sale of subsidiaries	-	-	(118,901)
Gain on sales of impaired assets of subsidiaries	-	-	15,212
Loss from discontinued operations or components held for sale	-	-	(5,608,291)

Net income (loss) from discontinued operations	-	-	(1,994,491)

Net income (loss) for the period	$(64,514)	$(82,479)	$(20,671,801)

Other comprehensive income (loss)
Foreign currency translation	-	-	(38,071)

Comprehensive income (loss)	$(64,514)	$(82,479)	$(20,709,872)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	-	-	(0.44)
Net income (loss) from discontinued operations	-	-	(0.05)
Net income (loss) for the period	-	-	(0.48)

Weighted average number of common stock outstanding	54,470,740	54,470,740	42,712,820

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

			Exploration stage
			through
	Three months ended October 31		October 31, 2011
	2011	2010	(unaudited)

Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(64,514)	$(82,479)	$(20,671,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	8,242	3,115,861
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	195	10,392	296,699
(Gain) loss on dispositions and writedowns of fixed assets	-	-	416,495
Interest accrued on long-term debt	19,337	-	19,337
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	-	-	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(1,668)	(2,184)	(1,337)
Bank overdraft	(430)	-	-
Accounts payable and accrued liabilities	33,556	(36,645)	201,645
Liabilities for registration payments	-	-	394,000
Liabilities of component held for sale	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	(13,524)	(102,674)	(17,862,172)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	-	-	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)
Net cash and cash equivalent from investing activities	-	-	2,483,002

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan	-	-	(30,715)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	20,107	-	508,439
Net cash and cash equivalent from (used in) financing activities	20,107	-	15,428,685

Effect of other comprehensive income (loss) on cash	-	-	(42,955)

Increase (decrease) in cash and cash equivalents	6,583	(102,674)	6,560
Cash and cash equivalent, beginning of period	-	171,303	23
Cash and cash equivalent, end of period	$6,583	$68,629	$6,583

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	195	10,392	296,699
Cumulative imputed interest converted to long-term debt	-	-	302,801
Loans from shareholders converted to long-term debt	-	-	633,239
Accounts payable converted to long-term debt	-	-	30,840
Interest paid	-	-	-
Dividends paid	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2011	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,291,047	$(20,607,287)	$(77,143)	$(1,376,783)

Imputed interest on loans from shareholders	-	-	-	-	-	-	-	195	-	-	195
Net loss for the period	-	-	-	-	-	-	-	-	(64,514)	-	(64,514)
Balance October 31, 2011	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,291,242	$(20,671,801)	$(77,143)	$(1,441,102)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

1.  BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements of Magnus International Resources Inc. (the “Company”) as of October 31, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2011 audited financial statements and notes thereto.

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

The Company has experienced losses since the inception of the exploration stage amounting to $20,671,801 as of October 31, 2011.  As of October 31, 2011, the Company had a total of $6,583  in cash and cash equivalents and a working capital deficiency of $454,885, and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.

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

Over the past two and a quarter years, the Company has decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

3.  PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2011 - $nil) consist of $118,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2011 - $118,901), carried net of a reserve for uncollectible amounts of $118,901 (July 31, 2011 - $118,901). See also Note 4.

4.  MINERAL PROPERTIES AND JOINT VENTURES

To October 31, 2011, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd. (“Long Teng”)

To October 31, 2011, the Company has received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and withheld by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary. See also Note 3.

African Mineral Fields Inc.

During the three months ended October  31, 2011, the Company`s licenses numbered EL0357 (Buhweju/Rubindi project) and EL0358, EL0359 and EL0369 (Kigumba/Masindi project) have expired.

A summary of the Company’s exploration licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental
EL 0309	Kidera	Kidera	Lake Kyoga	June 29, 2013	240	UGX 2,400,000
EL 0328	Nyanga	Nyanga	Ntungamo	June 29, 2013	11.52	UGX 115,200
EL 0631	Nyanga West	Nyanga	Ntungamo	June 16, 2013	79.60	UGX 796,000
					331.12	UGX 3,311,200
						$1,406

5.  LOAN FROM SHAREHOLDER

The loan from a shareholder (who is also the Company’s CEO) of $20,107 arose in the three months ended October 31, 2011, does not bear interest and is due on demand. The Company has recognized imputed interest in the amount of $195 in the three months ended October 31, 2011 on the loan, which is included in interest expense and in additional paid-in capital, since the imputed interest is not payable.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

6.  LONG TERM DEBT

Long term debt of $986,217 (July 31, 2011- $966,880) consists of loans payable on July 31, 2014 of $966,880 plus accrued interest payable on July 31, 2014 of $19,337. Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% also payable on July 31, 2014. The Company also agreed to convert imputed interest recognized to July 31, 2011 by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date.

7.  LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company currently pays rent of $550 per month on month to month basis.

The Company has a commitment for payments of $CAD 9,063 (approximately $US 9,033 as at October 31, 2011)  per year until July 31, 2012 for the lease of a photocopier.

8.  RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended October 31, 2011, the Company incurred fees of $9,099 (2010 - $18,018) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at October 31, 2011 for consulting services is $10,080 (July 31, 2011 - $ 976). The Company owes a former director of the Company $44,215 (July 31, 2011 - $44,134) in fees for geological consulting services rendered.

At October 31, 2011, the Company had an accrued liability of $18,581 (July 31, 2011 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

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

The Company had no stock option activity in the three months ended October 31, 2011.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2011
(Expressed in US Dollars)
Unaudited – Prepared by Management

A summary of the Company’s stock options outstanding is presented below:

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$

Options Outstanding October 31, 2011	1,313,333	688,667	0.50	0.16

Compensation cost related to options is recognized as the related options vest. All options outstanding have vested prior to the start of the three month period ended October 31, 2011.

If not previously exercised or canceled, options outstanding at October 31, 2011 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	2,002,000	0.5

10.  INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The Company had no income tax expense during the reported periods due to net operating losses, which resulted in the deferred tax asset (before valuation allowance) and the valuation allowance both increasing by $21,983 in the three months ended October 31, 2011.

The Company has net operating losses carried forward of approximately $10,013,000 for United States tax purposes which will expire over the years 2025 through 2031 if not utilized and $2,742,000 for Ugandan tax purposes which may be carried forward indefinitely. No tax returns have been filed and all years are open for examination. . The deferred tax asset of $ 5,362,716 (before valuation allowance) is fully reserved as there is no reasonable assurance of utilizing the losses in the future.

11.  SUBSEQUENT EVENTS

The Company reviewed events subsequent to October 31, 2011 through December 19, 2011 and determined no additional disclosures are applicable.

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in two mineral properties as at October 31, 2011:  Kidera,and Nyanga. During the quarter, the Company ceased to have interests in the Buhweju/Rubindi and Kigumba/Masindi projects.

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in two mineral properties in Uganda (comprising 3 mineral exploration licenses): Kidera and Nyanga.

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

One of the Company’s licences in this project expired in May 2011 and the remaining two licenses expired in August and September 2011. The Company no longer has an interest in this project.

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

One of the Company’s licences in this project expired in May 2011 and the remaining license expired in September 2011. The Company no longer has an interest in this project.

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

Future Plans

On its properties in Uganda, Magnus intends to undertake low cost exploration. The Company is targeting strategic minerals, in particular gold, uranium, lithium, tantalum, Rare Earths and vermiculite.

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

Employees

As at October 31, 2011, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Outlook

At October 31, 2011, the price of gold was $1,717.50 per ounce (source: www.kitco.com) compared to $1,358.40 at October 31, 2010, representing an increase of approximately 26.44%. Some mineral commodity prices have increased and some have decreased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate revenue and has no assurance that revenue will be generated in a future period.

The Company had a working capital deficiency of $454,885 at October 31, 2011.

The Company has 100% ownership of its Uganda projects and has no joint venture projects that require it to make expenditures to earn its interest. While the Company has been successful in raising money by private placements in the past, there are no guarantees that the Company will be successful in the future. Management believes that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company’s consolidated net loss from continuing operations and net loss for the period for the three months ended October 31, 2011 were $64,514 or $0.0012 per share compared to a consolidated net loss from continuing operations and net loss for the period for the corresponding period in the previous year of $82,479 or $0.0015 per share. Total expenses for the quarter were $64,514 compared to $82,479 in the corresponding quarter last year, a decrease of $17,965.  The primary reason for the decrease in the quarterly expenses from year to year is that the Company cut back its expenditures.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $5,146 in the three months ended October 31, 2011, including geological expenses and exploration licenses. The decrease of $2,844 from the total of $7,990 in the same period of 2010 is due to the decrease in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $8,278 in the current quarter compared to $11,220 in the corresponding period in the previous year, representing a decrease of $2,942. The decrease is due to a decrease in corporate activity in general.

Consulting expenses

Consulting expenses were $16,508 in the current quarter compared to $19,981 in the corresponding period in the previous year, representing a decrease of $3,473.  The decrease is due to reduction in the CEO’s compensation, partly offset by fees paid to an administrative assistant contracted beginning September 2011.

Interest  expense

Interest expense was $19,532  in the current quarter compared to $10,466 in the corresponding period in the previous year, representing an increase of $9,066.  The increase is due to interest accruing on the long-term debt at the rate of 8%  in 2011, whereas in 2010 there was imputed interest calculated at the rate of 6% on a lower balance of shareholder loans.

Stock-based compensation  expense

Stock-based compensation expense was $nil in the current quarter compared to $8,242 in the corresponding period in the previous year.  The decrease is due to stock options becoming fully vested prior to the current quarter.

Legal and professional fees expenses

Legal and professional fees expenses were $8,878 in the current quarter compared to $18,583 in the corresponding period in the previous year, representing a decrease of $9,705.  The decrease is due to less corporate activity requiring less work on accounting and legal matters, and one-time work required in 2010 on a re-filed annual report not being repeated.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $13,524 in the current quarter compared to cash used in operations of $102,674 in the corresponding period in the previous year.  The decrease in use of cash in operations of $89,150 is attributable to decreased net loss from operations and increases in accounts payable and accrued liabilities balances during the quarter compared to pay-downs of those items in the corresponding quarter in the previous year.

Investing Activities

Cash from investing activities in the current quarter is $nil compared to $nil for the corresponding quarter of the prior year.

Financing Activities

The Company had cash provided by financing activities of $20,107 in the current quarter compared to $nil in the corresponding period of the previous year. The difference is due to a shareholder loan provided in the current  period.

Liquidity and Capital Resources

At October 31, 2011 the Company’s total assets were $22,434 as compared to $14,183 at July 31, 2011. Long-term liabilities as of October 31, 2011 totaled $986,217 as compared to $966,880 at July 31, 2011.  The Company had a working capital deficiency of $454,885 at October 31, 2011.

As of October 31, 2011 the Company had non-interest bearing loans from a shareholder in the amount of $20,107. The Company has recognized imputed interest of $195 calculated at the rate of 6% per annum in the three months ended October 31, 2011 on this loan.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $20,671,801 as of October 31, 2011.  As of October 31, 2011, the Company had a total of $6,583 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.  Significant changes in exchange rates and interest rates could  increase our expenses and our net loss.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On October 31, 2011, the exchange rate was UGX 2406.1865= US$1.00 (source: www.exchangerates.org.uk).

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of October 31, 2011.

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

PART II.  OTHER INFORMATION

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At October 31, 2011, the Company had a working capital deficiency of $454,885. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of December, 2011.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By:	/s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	December 19, 2011
Graham Taylor

/s/ Steven Tan	Director	December 19, 2011
Steven Tan