Form 10-Q
period 2012-04-30
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2012-06-19
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended April 30, 2012

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of  May 28, 2012, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $262,762.

Outstanding Common Stock: As of May 28, 2012, the Company had 54,470,740 shares of Common Stock outstanding.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 28, 2012
Common Stock, $0.001 par value	54,470,740

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	April 30	July 31
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,703	$-
Prepaid expenses and other	8,074	14,183
Total current assets	9,777	14,183

Investment in Joint Ventures (Note 4)	-	-
Mineral Property Licenses (Note 4)	-	-

Total assets	$9,777	$14,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$430
Accounts payable including related party payables of $56,731 (July 31, 2011- $49,388) (Note 8)	211,204	193,900
Accrued liabilities including related party liabilities of $34,181 (July 31, 2011 - $34,181) (Note 8)	93,366	107,756
Liabilities for registration payments	122,000	122,000
Loan from shareholder (Note 5)	107,766	-
Total current liabilities	534,336	424,086

LONG TERM DEBT (Note 6)	1,024,892	966,880
Total liabilities	1,559,228	1,390,966

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 7, 8, 9 and 10)

STOCKHOLDERS' DEFICIT
Common stock
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740 (July 31, 2011 - 54,470,740)	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B" (July 31, 2011 - 200,000)	200	200
Additional paid-in capital	19,291,991	19,291,047
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,780,899)	(20,607,287)
Accumulated other comprehensive loss	(38,071)	(38,071)
Total stockholders' deficit	(1,549,451)	(1,376,783)

Total liabilities and stockholders' deficit	$9,777	$14,183

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended April 30		Nine months ended April 30		Exploration stage through April 30,
	2012	2011	2012	2011	2012

EXPENSES
Consulting	$6,785	$19,085	$29,231	$57,758	$2,893,158
Finder fees	-	-	-	-	674,375
Investor relations	205	311	1,857	904	1,815,525
Legal and professional fees	4,387	10,095	24,149	42,598	1,418,742
Exploration licenses	205	3,284	3,109	7,380	972,438
Geological expenses	173	2,871	3,587	10,583	2,124,661
Amortization	-	-	-	-	159,881
Salaries and benefits	1,395	5,269	9,232	16,365	1,214,660
Stock-based compensation	-	-	-	15,025	3,115,861
Registration payment arrangements	-	-	-	-	394,000
Travel	-	2,940	-	2,940	1,008,554
Write-down of abandoned assets	-	-	-	-	83,204
Write-down of impaired assets	-	-	-	-	365,316
Interest	21,011	10,057	61,122	30,915	368,004
Other administrative expenses	15,189	6,587	41,325	26,724	2,178,029
Total expenses	49,350	60,499	173,612	211,192	18,786,408

Net (loss) from continuing operations	(49,350)	(60,499)	(173,612)	(211,192)	(18,786,408)

Gain on sales of subsidiaries	-	-	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sale of subsidiaries	-	-	-	60,000	(118,901)
Gain on sales of impaired assets of subsidiaries	-	-	-	-	15,212
Loss from discontinued operations or components held for sale	-	-	-	-	(5,608,291)

Net income (loss) from discontinued operations	-	-	-	60,000	(1,994,491)

Net income (loss) for the period	$(49,350)	$(60,499)	$(173,612)	$(151,192)	$(20,780,899)

Other comprehensive income (loss)
Foreign currency translation	-	-	-	-	(38,071)

Comprehensive income (loss)	$(49,350)	$(60,499)	$(173,612)	$(151,192)	$(20,818,970)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$-	$-	$-	$-	$(0.43)
Net income (loss) from discontinued operations	$-	$-	$-	$-	$(0.05)
Net income (loss) for the period	$-	$-	$-	$-	$(0.48)

Weighted average number of common stock outstanding	54,470,740	54,470,740	54,470,740	54,470,740	43,382,388

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended April 30		Nine months ended April 30		Exploration stage through April 30,
	2012	2011	2012	2011	2012
Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(49,350)	$(60,499)	$(173,612)	$(151,192)	$(20,780,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	-	15,025	3,115,861
Stock issued / allotted for services and licenses	-	-	-	-	1,516,547
Amortization of fixed assets	-	-	-	-	259,249
Imputed interest on loans from shareholders	445	9,980	944	30,764	297,448
(Gain) loss on dispositions and writedowns of fixed assets	-	-	-	-	416,495
Interest accrued on long-term debt and demand loans	20,566	-	60,178	-	60,178
Gain / recovery of bad debt on disposition of subsidiaries, net of provision	-	-	-	(60,000)	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(1,583)	58,879	6,109	51,487	6,440
Bank overdraft	-	-	(430)	-	-
Accounts payable and accrued liabilities	(2,715)	9,262	2,914	(15,698)	171,003
Liabilities for registration payments	-	-	-	-	394,000
Liabilities of component held for sale	-	-	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	(32,637)	17,622	(103,897)	(129,614)	(17,952,545)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	-	-	-	60,000	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	-	(670,321)
Net cash and cash equivalent from investing activities	-	-	-	60,000	2,483,002

Cash and cash equivalent from (used in) financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan	-	-	-	-	(30,715)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	-	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	-	-	(376,855)
Loans from shareholders	31,544	-	105,600	-	593,932
Net cash and cash equivalent from (used in) financing activities	31,544	-	105,600	-	15,514,178

Effect of other comprehensive income (loss) on cash	-	-	-	-	(42,955)

Increase (decrease) in cash and cash equivalents	(1,093)	17,622	1,703	(69,614)	1,680
Cash and cash equivalent, beginning of period	2,796	84,067	-	171,303	23
Cash and cash equivalent, end of period	$1,703	$101,689	$1,703	$101,689	$1,703

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	$445	$9,980	$944	$30,764	$297,947
Cumulative imputed interest converted to long-term debt	-	-	-	-	302,801
Loans from shareholders converted to long-term debt	-	-	-	-	633,239
Accounts payable converted to long-term debt	-	-	-	-	30,840
Interest paid	-	150	-	150	-
Dividends paid	-	-	-	-	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Preferred stock	Subscription received	Promissory notes receivable for subscriptions	Common Stock to be Issued	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2011	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,291,047	$(20,607,287)	$(77,143)	$(1,376,783)

Imputed interest on loans from shareholders	-	-	-	-	-	-	-	195	-	-	195
Net loss for the period	-	-	-	-	-	-	-	-	(64,514)	-	(64,514)

Balance October 31, 2011	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,291,242	$(20,671,801)	$(77,143)	$(1,441,102)

Imputed interest on loans from shareholders	-	-	-	-	-	-	-	304	-	-	304
Net loss for the period	-	-	-	-	-	-	-	-	(59,748)	-	(59,748)

Balance January 31, 2012	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,291,546	$(20,731,549)	$(77,143)	$(1,500,546)

Imputed interest on loans from shareholders	-	-	-	-	-	-	-	445	-	-	445
Net loss for the period	-	-	-	-	-	-	-	-	(49,350)	-	(49,350)

Balance April 30, 2012	54,470,740	$54,471	$200	$-	$-	$-	$(38,071)	$19,291,991	$(20,780,899)	$(77,143)	$(1,549,451)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2012
(Expressed in US Dollars)
Unaudited – Prepared by Management

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements of Magnus International Resources Inc. (the “Company”) as of  April 30, 2012 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2011 audited financial statements and notes thereto.

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

The Company has experienced losses since the inception of the exploration stage amounting to $20,780,899 as of April 30, 2012.  As of April 30, 2012, the Company had a total of $1,703  in cash and cash equivalents and a working capital deficiency of  $524,559, and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.

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

Over the past two and three quarter years, the Company has decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2012
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

4. MINERAL PROPERTIES AND JOINT VENTURES

To April 30, 2012, the Company had entered into the following material agreements with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd. (“Long Teng”)

To April 30, 2012, the Company has received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and withheld by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $118,901 by the intermediary. See also Note 3.

African Mineral Fields Inc.

During the nine months ended April 30, 2012, the Company`s licenses numbered EL0357 (Buhweju/Rubindi project) and EL0358, EL0359 and EL0369 (Kigumba/Masindi project) have expired.

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
						$1,406

5. LOAN FROM SHAREHOLDER

The Company has a loan from a shareholder (who is also the Company’s CEO) of $27,658 which does not bear interest and is due on demand. The Company has recognized imputed interest in the amount of $944 in the nine months ended April 30, 2012 on the loan, which is included in interest expense and in additional paid-in capital, since the imputed interest is not payable.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2012
(Expressed in US Dollars)
Unaudited – Prepared by Management

The company has loans from another shareholder and companies related to shareholders which arose in the six months ended April 30, 2012 in the amount of $80,108, including accrued interest of $2,166. These loans are due on demand and bear interest at the rate of 8% per annum.

6. LONG TERM DEBT

Long term debt of $1,024,892 (July 31, 2011- $966,880) consists of loans payable on July 31, 2014 of $966,880 plus accrued interest payable on July 31, 2014 of $58,012. Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% also payable on July 31, 2014. The Company also agreed to convert imputed interest recognized to July 31, 2011 by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of  8% payable on the same date.

7. LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company vacated the premises December 31, 2011.

The Company has a commitment for payments of $CAD 9,063 (approximately $US 9,174 as at April 30, 2012)  per year until July 31, 2012 for the lease of a photocopier.

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the nine months ended April 30, 2012, the Company incurred fees of $9,099 (2011 - $55,653) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at April 30, 2012 for consulting services is $7,369 (July 31, 2011 - $ 976). The Company owes a former director of the Company $44,193 (July 31, 2011 - $44,134) in fees for geological consulting services rendered.

At April 30, 2012, the Company had an accrued liability of $18,581 (July 31, 2011 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2012
(Expressed in US Dollars)
Unaudited – Prepared by Management

The Company had no stock option activity in the nine months ended April 30, 2012.

A summary of the Company’s stock options outstanding is presented below:

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$

Options Outstanding April 30, 2012	1,313,333	688,667	0.50	0.16

Compensation cost related to options is recognized as the related options vest. All options outstanding have vested prior to the start of the nine month period ended April 30, 2012.

If  not previously exercised or canceled, options outstanding at April 30, 2012 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	2,002,000	0.5

10. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The Company had no income tax expense during the reported periods due to net operating losses, which resulted in the deferred tax asset (before valuation allowance) and the valuation allowance both increasing by $59,667  in the nine months ended April 30, 2012.

The Company has net operating losses carried forward of approximately $10,117,000 for United States tax purposes which will expire over the years 2025 through 2031 if not utilized and $2,747,000 for Ugandan tax purposes which may be carried forward indefinitely. No tax returns have been filed and all years are open for examination.  The deferred tax asset of $ 4,364,944 (before valuation allowance) is fully reserved as there is no reasonable assurance of utilizing the losses in the future.

11. SUBSEQUENT EVENTS

The Company reviewed events subsequent to April 30, 2012 through June 4, 2012 and determined no additional disclosures are applicable.

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in two mineral properties as at April 30, 2012:  Kidera,and Nyanga.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Corporate Office	Mailing Address
522 – 625 Howe Street Vancouver, BC Canada V6C 2T6 Tel: (604) 694-1432	115 - 280 Nelson Street Vancouver, BC Canada V6B 2E2

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

Employees

As at April 30, 2012, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

The Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employed three persons, one accountant and two housekeepers, until December 31, 2011, when their employment on full-time basis was terminated. The accountant continues to work part-time as needed.

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

Outlook

At April 30, 2012, the price of gold was $1,666.60 per ounce (source: www.kitco.com) compared to $1,565.70 at April 30, 2011, representing an increase of approximately 6.44%. Some mineral commodity prices have increased and some have decreased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate revenue and has no assurance that revenue will be generated in a future period.

The Company had a working capital deficiency of $524,559  at April 30, 2012.

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

Results from Operations

Summary

The Company’s consolidated net loss from continuing operations and net loss for the period for the three months ended April 30, 2012 were $49,350 or $0.0009 per share compared to a consolidated net loss from continuing operations for the corresponding period in the previous year of $60,499 or $0.0011 per share.

Total expenses for the quarter were $49,350 compared to $60,499 in the corresponding quarter last year, a decrease of $11,149.  The primary reason for the decrease in the quarterly expenses from year to year is that the CEO waived his consulting fee for the current period.

Net loss for the period for the nine months ended April 30, 2012 was $173,612 or $0.003 per share compared to net loss for the corresponding period in the previous year of $151,192 or $0.003 per share. Net loss from continuing operations for the nine months ended April 30, 2012 was $173,612 or $0.003 per share compared to net loss from continuing operations for the corresponding period in the previous year of $211,192 or $0.004 per share. In the corresponding period in the previous year there was a bad debt recovery related to the sale of a former subsidiary in the amount of $60,000.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $378 in the three months ended April 30, 2012, including geological expenses and exploration licenses. The decrease of $5,777 from the total of $6,155 in the same period of 2011 is due to the decrease in exploration activity at the properties in Africa.

Exploration expenses totaled $6,696 in the nine months ended April 30, 2012, including geological expenses and exploration licenses. The decrease of $11,267 from the total of $17,963 in the same period of 2011 is due to the decrease in exploration activity at the properties in Africa.

Corporate administration

Corporate administration costs were $15,189 in the current quarter compared to $6,587 in the corresponding period in the previous year, representing an increase of $8,602. Corporate administration costs were $41,325 in the nine months ended April 30, 2012 compared to $26,724 in the corresponding period in the previous year, representing an increase of $14,601. The increases are primarily due to the Company subleasing an office in the current period whereas the Company had no office of its own in the corresponding periods of the previous year.

Consulting expenses

Consulting expenses were $6,785 in the current quarter compared to $19,085 in the corresponding period in the previous year, representing a decrease of $12,300.  Consulting expenses were $29,231 in the nine months ended April 30, 2012 compared to $57,758 in the corresponding period in the previous year, representing a decrease of $28,527.  The decreases are due to the CEO’s compensation being reduced to $0 since December 1, 2011, partly offset by fees paid to an administrative assistant contracted beginning September 2011.

Interest  expense

Interest expense was $21,011 in the current quarter compared to $10,057 in the corresponding period in the previous year, representing an increase of $10,954. Interest expense was $61,122 in the nine months ended April 30, 2012 compared to $30,915 in the corresponding period in the previous year, representing an increase of $30,207. The increases are due to interest accruing on the long-term debt and new shareholder loans at the rate of 8% in the current period, whereas in the previous year there was imputed interest calculated at the rate of 6% on a lower balance of shareholder loans.

Stock-based compensation  expense

Stock-based compensation expense was $nil in the current quarter compared to $nil in the corresponding period in the previous year. Stock-based compensation expense was $nil in the nine months ended April 30, 2012 compared to $15,025 in the corresponding period in the previous year. The decrease is due to stock options becoming fully vested by the end of the second quarter of the previous year.

Legal and professional fees expenses

Legal and professional fees expenses were $4,387 in the current quarter compared to $10,095 in the corresponding period in the previous year, representing a decrease of $5,708. Legal and professional fees expenses were $24,149 in the nine months ended April 30, 2012 compared to $42,598 in the corresponding period in the previous year, representing a decrease of $18,449. The decreases are due to less corporate activity requiring less work on accounting and legal matters.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $32,637 in the current quarter compared to cash provided by operations of $17,622 in the corresponding period in the previous year.  The increase in use of cash in operations of $50,259 is primarily attributable to there not being a repeat of a large collection of Canadian Goods and Services Tax realized in the corresponding period in the previous year.

Cash used in operations was $103,897 in the nine months ended April 30, 2012 compared to cash used in operations of $129,614 in the corresponding period in the previous year.  The decrease in use of cash in operations of $25,717  is attributable to there not being a repeat of  the collection of Canadian Goods and Services Tax realized in the corresponding period in the previous year, lower loss from continuing operations in the current year, and the interest on the shareholders’ loans accruing rather than being paid.

Investing Activities

Cash from investing activities in the current quarter is $nil compared to $nil for the corresponding quarter of the prior year. Cash from investing activities in the nine months ended April 30, 2012 is $nil compared to $60,000 for the corresponding quarter of the prior year. The decrease is due to there not being a repeat of the $60,000 bad debt recovery realized in the corresponding period in the previous year.

Financing Activities

The Company had cash provided by financing activities of $31,544 in the current quarter compared to $nil in the corresponding period of the previous year. The Company had cash provided by financing activities of $105,600 in the nine months ended April 30, 2012 compared to $nil in the corresponding period of the previous year. The difference is due to shareholder loans provided in the current  period.

Liquidity and Capital Resources

At April 30, 2012 the Company’s total assets were $9,777 as compared to $14,183 at July 31, 2011. Long-term liabilities as of April 30, 2012 totaled $1,024,892 as compared to $966,880 at July 31, 2011.  The Company had a working capital deficiency of $524,559 at April 30, 2012.

As of April 30, 2012 the Company had non-interest bearing loans from a shareholder in the amount of $27,658 and interest-bearing loans from another shareholder and companies related to shareholders in the amount of $77,942 plus accrued interest at the rate of 8% in the amount of $2,166 . The Company has recognized imputed interest of $445 calculated at the rate of 6% per annum in the three months ended April 30, 2012 on the non-interest-bearing loan.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $20,780,899 as of April 30, 2012. As of April 30, 2012, the Company had a total of $1,703 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On April 30, 2012, the exchange rate was UGX 2,509.4664 = US$1.00 (source: www.exchangerates.org.uk).

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. Based on that evaluation, our President concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of April 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At April 30, 2012, the Company had a working capital deficiency of $524,559. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2012.

MAGNUS INTERNATIONAL RESOURCES INC.
(Registrant)

By:	/s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 14, 2012

/s/ Steven Tan
Steven Tan	Director	June 14, 2012