Form 10-K
period 2012-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2012-12-06
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.  July 31, 2012: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of July 31, 2012, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $82,582

Outstanding Common Stock: As of July 31, 2012, the Company had 54,470,740 shares of Common Stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in two mineral properties as at July 31, 2012: Kidera and Nyanga. In August and September 2011, the Company ceased to have an interest in the Kigumba/Masindi  and Buhweju/Rubindi projects. The Company has been advised by the Uganda Ministry of Mines that EL0585 and EL0586 were issued in error and the Company is not entitled to these licenses. The Company is not pursuing rectification of this matter and considers itself not to have an interest in this project.The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Mailing Address	Corporate Office
280 Nelson Street Suite 115 Vancouver, BC Canada V6B 2E2	522 – 625 Howe Street, Vancouver, BC Canada V6C 2T6 Tel: (604) 694-1432

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

Property Agreements

Property Agreements - Africa

In Africa, the Company, through its wholly-owned subsidiary, African Mineral Fields Limited, has a 100% interest in two mineral projects in Uganda (comprising 3 mineral exploration licenses): Kidera and Nyanga.

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

Kigumba /Masindi Property

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

One of the Company’s licences in this project expired in May, 2011 and the remainder expired in August and September 2011. The Company no longer has an interest in the Kigumba/Masindi project.

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

One of the Company’s licences in this project expired in May, 2011 and the remaining license expired in September 2011. The Company no longer has an interest in the Buhweju/Rubindi property.

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

In 2010, a ground survey across a large radiometric anomaly and single point magnetic anomalies was completed. A total of 156 soil samples were collected along seven lines totaling 31,200 metres, 55 heavy mineral concentrate samples along four lines totaling 5,000 metres and 68 rock samples collected over outcropping granite.

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

Property Agreements – China

Yunnan Long Teng Mining Ltd. – Huidong Property

Through a joint venture agreement, the Company previously had interest, or contingent interest, in the Huidong Property, comprising 83.29 square kilometers in Sichuan Province, China. On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment) relating to the sale of Long Teng. The penalties for late payment added a further RMB 1,260,000 in payments bringing the total sale price of Long Teng to RMB 22,260,000 ($3,256,730).  As at July 31, 2012, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and not remitted by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $118,901 by the intermediary.

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

Employees

As at July 31, 2012, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

The Company’s operating subsidiary in Uganda, African Mineral Fields Limited, employed three persons,  one accountant and two housekeepers, until December 31, 2011. Since January 1, 2012 the former accountant employee consults to the Company on an as-needed basis.

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

Transfer Agent

The Company’s stock transfer agent is Pacific Stock Transfer Company of 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119.

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

None.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended July 31, 2012, the Company had a loss from continuing operations of $300,911. At July 31, 2012, the Company had a working capital deficiency of $632,292. Magnus needs to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Summary

The Company, through its indirect wholly-owned subsidiaries, African Mineral Fields Limited and AB Mining Ltd. (each of which are wholly-owned by the Company’s wholly-owned subsidiary, African Mineral Fields Inc. (“AMF”)), has a 100% interest in two mineral projects in Uganda (comprising 3 mineral exploration licenses): Kidera and Nyanga.

Properties in Uganda

Property Description and Location

The Kidera and Nyanga Properties comprising approximately 331.12 sq. km. are located in central, southern and southwestern Uganda in East Africa.  The properties are covered by valid exploration licenses, 3 in total.

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

Mubende Property

The Mubende Property is located some 100 km west-northwest of the capital Kampala in the Mubende and Kiboga administrative districts of south-central Uganda. The Property is approximately centred at Latitude 0° 34’N and Longitude 31° 46’E. The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 in the Mubende area. The Company was granted new licenses over the same areas as EL0122 and EL0123, with new numbers EL0585 and EL0586 respectively. The Company has been advised by the Uganda Ministry of Mines that EL0585 and EL0586 were issued in error and the Company is not entitled to these licenses. The Company is not pursuing rectification of this matter and no longer has an interest in this project.

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

Exploration

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

Over the course of fiscal year 2013, the Company intends to partner or sell some of its Ugandan exploration portfolio. The Company intends to determine which projects it can reasonably maintain where it can conduct cost-effective further exploration and which projects will require significant capital that would necessitate teaming up with joint venture partners or the sale of particular projects.

Leased Office Space

The Company currently leases administrative offices in Entebbe, Uganda and Vancouver, Canada.  These leased properties are described in the table below:

Address	Approximate Size	Lease Term	Approx. Monthly Cost

522-625 Howe Street Vancouver, BC Canada V6C 2T6	654 Square Feet	Month-to-month	C $2,274. (approximately $US 2,268)

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings at July 31, 2012.

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

Quarter Ended

2003	High Trade	Low Trade
April 30	0.025	0.015
July 31	1.50	0.03
October 31	2.25	0.505

2004
January 31	0.725	0.25
April 30	1.35	0.495
July 31	1.11	0.85
October 31	1.26	0.90

2005
January 31	1.70	1.18
April 30	2.35	1.55
July 31	1.99	1.65
October 31	1.80	1.64

2006
January 31	2.25	1.60
April 30	3.93	2.10
July 31	2.50	1.73
October 31	1.93	1.19

2007
January 31	1.40	.44
April 30.53		.35
July 31.61		.50
October 31.58		.37

2008
January 31.55		.26
April 30.37		.29
July 31.31		.21
October 31.25		.04

2009
January 31.08	.015
April 30.05	.0011
July 31.045	.004
October 31.05	.013

2010
January 31.03	.008
April 30.05	.01
July 31.02	.01
October 31.02	.009

2011
January 31.025	.012
April 30.03	.011
July 31.0375	.018
October 29.02	.009

2012
January 31.027	.010
April 30.0155	.0035
July 31.007	.002
October 29.005	.001

Holders

As of November 14, 2012, Magnus had at least 226 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended July 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

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

Recent Sales of Unregistered Securities

The Company did not issue any equity securities in the fiscal year 2012.

Purchase of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended July 31, 2012, no purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in §240.10b-18(a)(3) of Regulation S-K), of shares or other units of any class of the Company’s equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008	2007	2006	2005	2004

(Loss) from Continuing Operations	-300,911	-299,769	-481,615	-859,609	-2,871,756	-3,334,437	-6,976,433	-2,051,850	-1,737,327
Net income (loss) from discontinued operations	-	60,000	1,940,712	64,098	1,253,733	-1,167,991	-2,425,401	-1,719,643	-
Net income (loss ) for the year	-300,911	-239,769	1,459,097	-795,511	-1,618,023	-4,502,428	-9,401,834	-3,771,493	-
(Loss) from Continuing Operations per share	-0.01	-0.01	-0.01	-0.02	-0.06	-0.08	-0.2	-0.08	-0.08
Net income (loss) from discontinued operations per share	-	-	0.04	-	0.02	-0.03	-0.07	-0.07	-
Net income (loss ) for the year per share	0.01	-	0.03	-	-0.03	-0.11	-0.27	-0.15	-1.08
Total Assets	21,054	14,183	236,442	71,179	340,935	654,979	1,251,451	2,233,599	838,169

See notes 1 and 3 to the financial statements included herein for details of business combinations and components held for sale which affect the comparability of this data.

See Item 1A herein for explanation of risk factors which may cause this data not to be indicative of future financial condition or results of operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the period ended July 31, 2012, and the related notes thereto.

Overview

Magnus is currently in the development stage and is engaged in the acquisition, exploration and development of precious and base metals.  To this end, the Company has obtained licenses and permits of its current property portfolio directly itself. The Company may enter into agreements that require it to contribute capital toward the exploration and development of various properties while requiring the joint venture partner to obtain or contribute mineral rights for desirable mineral properties, and obtain all required permits and licenses to commence exploration and mining activities. Similarly, the Company may also find joint venture partners for its currently wholly-owned projects.

Outlook

At July 31, 2012, the price of gold was $1,614.10 per ounce (source: www.kitco.com) compared to $1,614.30 at July 31, 2011, representing a slight decrease. Gold prices have increased since July 31, 2010 but future prices are uncertain.

The Company does not currently generate operating cash flows. Subject to sustained mineral prices, discovery of mineable reserves and successful financing, management expects to generate revenues and cash flows in the future.

The Company had a working capital deficiency of $632,292 at July 31, 2012 (2011- $409,903).

The Company has 100% ownership of its Uganda projects and does not have any joint venture projects that require it to make expenditures to earn its interest.

While the Company has been successful in raising money by private placements of common shares and from loans in the past, there are no guarantees that the Company will be successful in the future. Management believes, however, that absent sufficient funding through a private placement or some other financing the Company will not generate sufficient revenue to cover any shortfall in the next year.

Results from Operations

Summary

The Company's consolidated net loss for the year ended July 31, 2012 was $300,911 or $0.01 per share compared to the previous year’s consolidated net income of $239,769 or $0.01 per share. Net loss from continuing operations for the year ended July 31, 2012 was $300,911 or $0.01 per share compared to the previous year’s net loss from continuing operations of $299,769 or $0.01 per share. The largest expense in 2012 was consulting fee primarily to the CEO. The second largest expense in 2012 was Interest on Loans from Related Parties & Shareholders.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $11,631 in 2012, compared to $20,575 in 2011, including geological expenses and exploration licenses. The decrease in 2012 is due to the further reduction of exploration activity in Uganda by Magnus because of lack of available capital.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $48,318 in the 2012 year compared to $42,625 in 2011.  The increase is due to higher telecommunication fee and transfer filing fee in year 2012.

Interest

Interest expense increased from $40,908 in 2011 to $82,769 in 2012 due to higher average outstanding balance of shareholders’ loans upon which imputed interest was based.

Stock-based compensation

Stock-based compensation expenses of $nil decreased from $15,025 in 2011. The decrease from 2011 is due to granted options becoming fully vested in 2011.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $137,738 in the 2012 year compared to cash uses of $213,669 in 2011.   The decrease from 2011 is primarily due to payment of outstanding accounts payable and accrued liabilities in 2011 and the reduction in loss from operations as described above.

Financing Activities

The Company received cash from financing activities of $(142,281) in the 2012 year compared to using cash of $18,064 in 2011. The increase is due to increase in demand loan and loans from shareholders in 2012.

Liquidity and Capital Resources

At July 31, 2012, the Company's total assets were $21,054 as compared to $14,183 in 2011. Long-term liabilities as of July 31, 2012 totaled $1,044,230 as compared to $966,880 in 2011.  The Company had a working capital deficiency of $632,292 at July 31, 2012 as compared to $409,903 at July 31, 2011. The increase is due to increase of shareholders’ loans.

Major uses of cash in the next fiscal year are expected to be related to proposed exploration activities in Uganda and corporate administration.

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced total losses during the exploration stage amounting to $20,908,198 as of July 31, 2012.   These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Over 2011 and  2012, the Company has decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some debt and equity financing in the coming year.

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

Mineral Properties and Exploration Expenses

Mineral property acquisition costs are capitalized and carried at cost, subject to write-down in case of impairment.  Exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all development costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As of July 2012, the Company did not have proven or probable reserves.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties / Subsequent Events

In the year ended July 31, 2012, the Company incurred fees of $71,541 (2011 - $75,174) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at July 31, 2012 for consulting services and expense reimbursement are $66,706 (July 31, 2011 - $ 5,254) and $2,600 (July 31, 2011-nil).

The Company incurred no fees to a former director of the Company for geological consulting services rendered in 2012.The total amount owed to this former director at July 31, 2012 in respect of fees is $44,134.

As at July 31, 2012, the Company had an accrued liability of $18,581 (2011 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

As at July 31, 2012, the Company had an accrued liability of $13,800 (July 31, 2011- $13,800) to a related party.

As at July 31, 2012, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and not yet remitted by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada, and was still owed $118,901 by the intermediary.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On July 31, 2012, the exchange rate was UGX 2,450 = US$1.00. In China, the currency is the Renminbi yuan (“RMB”). On July 31, 2012, the exchange rate was RMB 1 = US $0.1581.

Interest Rate

The Company has restructured a substantial portion of the shareholders’ loans into three-year loans with a fixed interest rate of 8%.

In Uganda, interest rates are generally stable.  Loans of the Company, if any, typically relate to trade payables and are short term.  However, the Company’s debt is likely to rise if it develops a physical plant in connection with any of its mineral properties, and if interest rates rose at the same time this could have a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

All principle and interest under long-term debt are due on July 31, 2014.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Financial Statements	Index

Report of Independent Registered Public Accounting Firm dated December 5, 2012	F-2

Consolidated Balance Sheet	F–4

Consolidated Statement of Operations	F–6

Consolidated Statement of Cash Flows	F–7

Consolidated Statement of Stockholders’ Equity (Deficit)	F–9

Notes to the Consolidated Financial Statements	F–10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Magnus International Resources Inc.

 (An exploration stage company)

We have audited the accompanying consolidated balance sheets of Magnus International Resources Inc. (an exploration stage company) as of July 31, 2012 and July 31, 2011, the related consolidated statement of stockholders’ equity (deficit) for the years ended July 31, 2012 and 2011, and the related statements of operations and cash flows for the years ended July 31, 2012 and July 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2012 and July 31, 2011 and the results of its operations and its cash flows for the years ended July 31, 2012 and July 31, 2011, and the changes in stockholders’ equity (deficit) for the years ended July 31, 2012, and July 31, 2011.

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

Schumacher & Associates, Inc.
Certified Public Accountants
2525 15th Street, Suite 3H
Denver, Colorado 80211

December 5, 2012

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	July 31	July 31
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$4,543	$-
Advances receivable from related party (Note 4)	-	-
Prepaid expenses and other	16,511	14,183
Proceeds of disposition receivable (Note 3)	-	-
Total current assets	21,054	14,183

Total assets	$21,054	$14,183

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$430
Accounts payable including related party payable of $69,835 (July 31, 2011- $49,388), (Note 10)	284,524	193,900
Accrued liabilities including related party liabilities of $32,381 (July 31, 2011- $32,381), (Note 10)	100,295	107,756
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 6 )	146,527	-
Total current liabilities	653,346	424,086

LONG TERM DEBT	1,044,230	966,880
Total liabilities	1,697,576	1,390,966

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9,10,11,12 and 14)

STOCKHOLDERS' DEFICIT
Common stock (Note 9)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B"	200	200
Additional paid-in capital	19,292,219	19,291,047
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,908,198)	(20,607,287)
Accumulated other comprehensive income (loss)	(38,071)	(38,071)
Total stockholders' deficit	(1,676,522)	(1,376,783)

Total liabilities and stockholders' deficit	$21,054	$14,183

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Exploration stage
	Year Ended July 31		through July 31,
	2012	2011	2012
			(Unaudited)

EXPENSES
Consulting	$94,818	$77,279	$2,958,745
Finder fees	-	-	674,375
Investor relations	2,262	1,117	1,815,930
Legal and professional fees	43,323	78,059	1,437,916
Exploration licenses	4,959	7,813	974,288
Geological expenses	6,672	12,762	2,127,746
Amortization	-	-	159,881
Salaries and benefits	9,895	21,705	1,215,323
Stock-based compensation	-	15,025	3,115,861
Registration payment arrangements	-	-	394,000
Travel	-	3,593	1,008,554
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	-	365,316
Interest	82,769	40,908	389,651
Other administrative expenses	56,214	41,508	2,192,918
Total expenses	300,911	299,769	18,913,707

Net (loss) from continuing operations	$(300,911)	(299,769)	(18,913,707)

Gain on sales of subsidiaries (Note 3)	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sales of subsidiaries	-	60,000	(118,901)
Gain/loss on sales of impaired assets of subsidiaries	-	-	15,212
Loss from operations of components held for sale (Note 3)	-	-	(5,608,291)

Net income (loss) from discontinued operations	-	60,000	(1,994,491)

Net income (loss) for the period	(300,911)	$(239,769)	$(20,908,198)

Other comprehensive income (loss)
Foreign currency translation	-	-	(38,071)
	-
Comprehensive (loss)	$(300,911)	$(239,769)	$(20,946,269)

Net loss per common share - basic and fully diluted:

Net (loss) from continuing operations	$(0.01)	$(0.01)	(0.43)
Net (loss) from discontinued operations	0.00	0.00	(0.05)
Net (loss) for the period	$(0.01)	$(0.00)	(0.48)

Weighted average number of common stock outstanding	54,470,740	54,470,740	43,692,646

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended July 31		July 31,
	2012	2011	2012
			(Unaudited)
Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(300,911)	$(239,769)	$(20,908,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	15,025	3,115,861
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	1,172	40,908	297,675
Loss on dispositions and writedowns of fixed assets	-	-	416,495
Interest accrued on long-term debt and demand loans	81,597	-	81,597
Gain / recovery of bad debt on disposition of subsidiaries, net of provision for bad debt	-	(60,000)	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(2,328)	50,956	(1,997)
Bank overdraft	(430)	-	-
Assets of component held for sale	-	-	-
Accounts payable and accrued liabilities	83,162	(20,789)	251,252
Liabilities for registration payments	-	-	394,000
Liabilities of component held for sale	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	(137,738)	(213,669)	(17,986,386)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	-	60,000	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)
Net cash and cash equivalent from (used in) investing activities	-	60,000	2,483,002

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan/Loan	-	-	(30,715)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	166,800	(18,064)	655,132
Repayment of loans from shareholders	(24,519)	-	(24,519)
Net cash and cash equivalent from financing activities	142,281	(18,064)	15,550,859

Effect of other comprehensive income (loss) on cash	-	-	(42,955)

Increase (decrease) in cash and cash equivalent	4,543	(171,733)	4,520
Cash and cash equivalent, beginning of period	-	171,303	23
Cash and cash equivalent, end of period	$4,543	$(430)	$4,543

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	1,172	40,908	298,175
Imputed interest converted to long-term debt	-	302,801	302,801
Loans from shareholders converted to long-term debt	-	633,239	633,239
Accounts payable converted to long-term debt	-	30,840	30,840

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Preferred stock	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2010	54,470,740	54,471	200	(38,071)	19,537,915	(20,367,518)	(77,143)	(890,146)

Stock-based compensation	-	-	-	-	15,025	-	-	15,025
Conversion of imputed interest to actual interest	-	-	-	-	(302,801)	-	-	(302,801)
Imputed interest on loans from shareholders	-	-	-	-	40,908	-	-	40,908
Net loss for the period	-	-	-	-	-	(239,769)	-	(239,769)

Balance July 31, 2011	54,470,740	54,471	200	(38,071)	19,291,047	(20,607,287)	(77,143)	(1,376,783)

Imputed interest on loans from shareholders	-	-	-	-	1,172	-	-	1,172
Net loss for the period	-	-	-	-	-	(300,911)	-	(300,911)

Balance July 31, 2012	54,470,740	54,471	200	(38,071)	19,292,219	(20,908,198)	(77,143)	(1,676,522)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

1. BASIS OF PRESENTATION

Organization and Description of Business

The Company was incorporated as Gravity Spin Holdings, Inc. in the State of Nevada on April 4, 2001. On June 30, 2001, the Company acquired all the outstanding stock of Gravity Spin, Inc. (“Gravity Spin”, formerly E-Fusion ATP Inc.), a company incorporated on March 3, 2000 in Canada, by issuing 10,000,000 shares of its common stock.  Gravity Spin engaged in advertising, sales promotion, graphic design, branding, new media, and design services principally in Canada.  The two companies were under common control.  Prior to the acquisition, the Company had only nominal assets and liabilities. The transaction was treated as a reverse acquisition for accounting purposes, which are a capital transaction and not a business combination. The Company sold its subsidiary, Gravity Spin, Inc., on June 2, 2003.

Subsequent to the sale of its operating subsidiary on June 2, 2003, the Company entered an exploration stage in pursuit of new business opportunities (Note 5).  As an exploration stage company, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States that apply in establishing operating enterprises.  The Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from the inception of the exploration stage through July 31, 2012.

The Company formed a subsidiary called Gravity Spin Event Marketing, Inc., in May 2003.  The Company formed two new subsidiaries called Magnus International Resources Inc. (“Magnus BVI”) and Magnus Resources (HK) Limited (“Magnus HK”) in April 2004 and December 29, 2003, respectively. Gravity Spin Event Marketing Inc., Magnus BVI and Magnus HK have no transactions as of July 31,2012. Magnus HK has been deregistered pursuant to Section 291AA (9) of the Companies Ordinance of Hong Kong. Magnus HK was officially dissolved as of September 25, 2009.

Effective May 4, 2004 the Company changed its name to Magnus International Resources Inc.  The Company has an office in Vancouver, Canada.

On September 29, 2004 the joint venture agreement entered into by the Company on July 6, 2004 was approved by the Chinese government.  With the approval, a new joint venture company, Yunnan Long Teng Mining Ltd., (“Long Teng”) was formed.  The Company owned 90% of the issued shares of Long Teng until May 28, 2008. On May 28, 2008, the Company entered an agreement to sell 100% of Long Teng (including the remaining 10% the Company was then negotiating to acquire) for proceeds of RMB 21,000,000 (approximately $3,072,000). The Company subsequently entered into a number of amending agreements (including penalties for late payment) relating to the sale of Long Teng. As at July 31, 2012, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and retained by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary. See also Notes 3 and 5.

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
July 31, 2012 and 2011
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

In the year ended July 31, 2008, AMF acquired four more mineral exploration licenses and designated them as the Buhweju/Rubindi, Kigumba/Masindi, Kidera and Nyanga projects. Since acquiring these licenses, five additional licenses associated with these projects were acquired. During the year ended July 31, 2012, the Company’s licenses numbered EL0357 (Buhweju/Rubindi project) and EL0369 (Kigumba/Masindi project) have expired. The Company has been advised by the Uganda Ministry of Mines that EL0585 and EL0586 were issued in error and the Company is not entitled to these licenses. The Company is not pursuing rectification of this matter and considers itself not to have an interest in this project.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2012 and 2011, the Company had $4,543 and $nil cash equivalents.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

Mineral Properties and Exploration Expenses

Mineral property acquisition costs are capitalized and carried at cost, subject to write-down in case of impairment.  Exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all development costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. To July 31, 2012, all costs of the Company’s properties in China and Uganda have been classified as exploration costs as the licenses included rights to explore and not to mine. As at July 31, 2012, the Company did not have proven or probable reserves.

Asset Retirement Obligations

The Company has adopted Accounting Standards Codification (“ASC”) ASC 410, Asset Retirement and Environmental  Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at July 31, 2012 the company has no asset retirement obligations.

Advertising Expenses

Advertising expenses are expensed as incurred. There is no advertising expense incurred for fiscal year ended July 31, 2012 and 2011.

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
July 31, 2012 and 2011
(Expressed in US Dollars)

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended July 31, 2012 and 2011 because common stock equivalents consisting of options outstanding at July 31, 2012 to acquire 2,002,000 (2011 - 2,002,000) shares of common stock. .

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities at July 31, 2012 and 2011, reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments. The carrying value of long term debt at July 31, 2012 reflected in these financial statements approximates its fair value due to the interest rate on the debt, which is equivalent to a fair market interest rate for such instruments.

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

Concentrations

The Company uses  single supplier to supply (1) the exploration licenses, (2) the manpower, and (3) the majority of the technical expertise for the minerals exploration for the Company’s projects in Uganda.

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
July 31, 2012 and 2011
(Expressed in US Dollars)

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $20,908,198 as of July 31, 2012.  As of July 31, 2012, the Company had $4,543 cash and cash equivalents and had a working capital deficiency of $632,292.Cash and cash equivalents are insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.  There is significant doubt as to the Company’s ability to continue as a going concern.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

In 2012 and 2011, the Company decreased its costs significantly and intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity or debt financing in the coming year.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2011 - $nil) consist of $118,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2011 - $118,901), carried net of an allowance for uncollectible amounts of $118,901 (July 31, 2011 - $118,901). The Company did not collect any of this receivable in the year ended July 31, 2012. The Company collected $60,000 in 2011.

4. RECEIVABLE FROM RELATED PARTY

The Company has $10, 159 as receivable as at July 31, 2012 for sharing office space with Lucia Minerals, a private company controlled by the Company’s CEO. This receivable is carried net of an allowance for uncollectible amount of $10,159 as at July 31, 2012.

5. MINERAL PROPERTIES AND JOINT VENTURES

At July 31, 2012, the Company is involved in the following projects with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd.

As at July 31, 2012, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and retained by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary. See note 3.

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
July 31, 2012 and 2011
(Expressed in US Dollars)

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

In the year ended July 31, 2008, AMF received two additional exploration licenses on the Mitoma property covering 159.49 sq. km.  During 2008 four licenses were renewed for a period of two years with a 50% reduction in area and one license was relinquished.  At July 31, 2009, the Mitoma Property comprised of seven exploration licenses covering 359.49 sq. km. During the year ending July 31, 2010, three licenses expired and was relinquished. A further four licenses were transferred to Kamu Kamu as part of the settlement agreement. As at July 31, 2012, the Company no longer holds any licenses at Mitoma.

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

In the year ended July 31, 2008, AMF received four additional exploration licenses on the Lugazi property covering 1359.17 sq. km. During the year ended July 31, 2010, the five Lugazi licenses were transferred to Kamu Kamu as part of the settlement agreement. As at July 31, 2012, the Company no longer holds any licenses at Lugazi.

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
July 31, 2012 and 2011
(Expressed in US Dollars)

On September 17, 2007 the Company completed the incorporation of a 100%-owned subsidiary under the laws of Uganda named African Mineral Fields Limited (“AMF Ltd.”) and approved the transfer of exploration licenses and options on exploration licenses to the new subsidiary.

On May 12, 2008, a mineral exploration license covering 363 square kilometers of land in western Uganda (the “Kigumba/Masindi Property”) was granted to the Company. Since acquiring this license, three additional licenses totalling 1,402.55 square kilometers were also acquired under the name of the Company’s indirect wholly-owned subsidiary, ABM. The original Kigumba license expired on May11, 2011. Subsequent to July 31, 2012 the remainder of the Kigumba/Masindi licenses has expired.

On May 12, 2008, a mineral exploration license covering 291 square kilometers of land in southwestern Uganda (the “Buhweju/Rubindi Property”) was granted to the Company. Since acquiring this license, an additional license covering 429 square kilometers was also acquired under the name of ABM. The original Rubindi license expired on May11, 2011. Subsequent to July 31, 2012 the remaining Buhweju/Rubindi license has expired.

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
						$1,352

6. LOANS FROM SHAREHOLDERS

The Company has a loan from a shareholder (who is also the Company’s CEO) of $19,338 which does not bear interest and is due on demand. The Company has recognized imputed interest in the amount of $1,172 in the year ended July 31, 2012 on the loan, which is included in interest expense and in additional paid-in capital, since the imputed interest is not payable.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

The company has loans from another shareholder and companies related to shareholders which arose in the year ended July 31, 2012 in the amount of $127,189, including accrued interest of $4,247. These loans are due on demand and bear interest at the rate of 8% per annum.

7. LONG TERM DEBT

Long term debt of $1,044,230 (July 31, 2011- $966,880) consists of loans payable on July 31, 2012 of $966,880 plus accrued interest payable on July 31, 2012 of $77,350. Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% also payable on July 31, 2014. The Company also agreed to convert imputed interest recognized to July 31, 2011 by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date.

8. LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company ceased to lease these premises on December 31, 2011.

The lease on the office in Vancouver, Canada expired in April 2012. The Company currently pays rent of $CAD2, 274.35 (approximately $US 2,268) per month on month to month basis.

The Company has a commitment for payments of $CAD 9, 063 (approximately $US 9,039) until July 31, 2012 for the lease of a photocopier.

9. COMMON STOCK

There are no warrants outstanding as at July 31, 2012.

10. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the year ended July 31, 2012, the Company incurred fees of $71,541 (2011 - $75,174)to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at July 31, 2012 for consulting services and expense reimbursement are $66,706 (July 31, 2011 - $ 5,254) and $2,600 (July 31, 2011-nil). The Company owes a former director of the Company $$44,134 (July 31, 2011 - $44,134) in fees for geological consulting services rendered.

At at July 31, 2012, the Company had an accrued liability of $18,581 (July 31, 2011 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

As at July 31, 2012, the Company had an accrued liability of $13,800 (July 31, 2011- $13,800) to a related party.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
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

On February 1, 2006, 60,000 stock options were granted under the Plan to a consultant, with the exercise price of $2.20 per share. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of February 1, 2006. The options  expired on February 1, 2012.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

On April 12, 2006, 54,000 stock options granted under the Plan to two employees, with the exercise price of $2.59 per share. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 12, 2006. The options  expired on April 12, 2012.

On April 27, 2006, 210,000 stock options granted under the Plan to three employees, with the exercise price of $2.35 per share. The options vested in equal monthly proportions over a period of thirty-six (36) months from the Initial Vesting Date of April 27, 2006. The options  expired on April 27, 2012.

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

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

Options held by individuals who changed status from consultant to employee	322,000	(322,000)	0.50	0.47	151,340
Options forfeited	-	(60,000)	1.60	1.05	63,000
Options Outstanding , July 31, 2005	2,076,000	2,254,000	0.59	0.51	2,226,500
Options granted:	569,000	1,713,000	2.01	0.79	1,805,120
Options exercised:	(1,050,000)	(96,000)	0.50	0.47	538,620
Options held by individuals who changed status from consultant to employee	200,000	(200,000)	1.60	1.05	210,000
Options forfeited	-	(431,000)	0.76	0.58	249,370
Options Outstanding , July 31, 2006	1,795,000	3,240,000	1.24	0.64	3,243,630
Options cancelled upon the death of a director	(244,444)	-	1.66	0.95	(231,166)
Options forfeited	(235,833)	(263,223)	1.96	0.96	(455,574)
Options Outstanding , July 31, 2007	1,314,723	2,976,777	1.13	0.60
Options granted:	600,000	435,000	0.50	0.23
Options forfeited	(286,390)	(1,725,110)	1.34	0.45
Options Outstanding July 31, 2008, 2009 and 2010	1,628,333	1,686,667	0.50	0.16
Options forfeited	(315,000)	(998,000)
Options outstanding July 31, 2011	1,313,333	688,667	0.50
Options Outstanding July 31, 2012	1,313,333	688,667	0.50

Compensation cost related to options is recognized as the related options vest. All outstanding options have vested prior to July 31, 2012.

If not previously exercised or canceled, options outstanding at July 31, 2012 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	2,002,000	0.50

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2012	2011

Income (Loss) for the year	$(300,911)	$(239,769)
Average statutory tax rate	35%	35%

Expected income tax provision	$(105,319)	$(83,919)
Impact of tax rate difference in foreign jurisdiction	1,021	2,138
Non-deductible stock-based compensation	-	5,259
Non-deductible imputed interest	410	14,318
Non-taxable bad debt recovery	-)	(21,000)
Unrecognized tax losses	103,888	83,204

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in US Dollars)

	2012	2011

Net operating losses carried forward in United States	$3,583,543	$3,485,447
Net operating losses carried forward in Uganda	825,622	445,286
Valuation allowance	(4,409,165)	(3,930,732)

Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of approximately $9,960,000 for United States tax purposes and $2,730,000 for Ugandan tax purposes which will expire in 2031 if not utilized. No tax returns have been filed and all years are open for examination.

The valuation allowance increased by $103,888 in the year due to the effect of net operating loss in 2012.

13. SEGMENTED INFORMATION

The Company is operating in a single segment based upon the Company’s organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

	July 31, 2011	July 31, 2011

Canada	$17,758	$13,228
Africa	3,296	955
China	-	-

Total	$21,054	$14,183

14. SUBSEQUENT EVENTS

The Company reviewed events subsequent to July 31, 2012 through December 5, 2012 and determined no additional disclosures are applicable.

Supplementary Data

	Year Ended July 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,977,654	723,567	595,347	474,925
Net loss per share	0.08	0.03	0.03	0.02

	Year Ended July 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	3,171,367	2,927,231	2,666,007	637,229
Net loss per share	0.09	0.08	0.08	0.02

	Year Ended July 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss	1,648,932	794,509	688,232	1,370,755
Net loss per share	0.02	0.02	0.02	0.03

	Year Ended July 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(561,148)	765,391	806,047	607,731
Net loss per share	(0.01)	0.01	0.02	0.01

	Year Ended July 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	(17,656)	159,613	54,886	598,668
Net loss per share	0.00	0.00	0.00	0.01

	Year Ended July 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	104,925	112,212	(345,199)	(1,331,035)
Net loss per share	0.00	0.00	(0.01)	(0.02)

	Year Ended July 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	88,576	60,500	8,214	82,479
Net loss per share	0.00	0.00	0.00	0.00

	Year Ended July 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	-	-	-	-
Gross profit	-	-	-	-
Net loss (income)	117,141	49,350	59,748	64,514
Net loss per share	0.00	0.00	0.00	0.00

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of July 31, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

(3) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the year ended July 31, 2012. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company’s financial statements in a future annual or interim period.

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

ITEM 9B.  OTHER INFORMATION

Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. The Company has recognized imputed interest in the amount of $1,172 in the year ended July 31, 2012 (2011 -$ 40,908) on the loans. The imputed interest was credited to additional paid-in capital since the imputed interest was not payable. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date. The Company also agreed to convert imputed interest recognized to date by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

Name	Age	Offices Held
Graham Taylor	43	President, CEO, CFO, Secretary, Treasurer and Director
Steven (Sek Toh) Tan	76	Director

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

The backgrounds of our directors and executive officers are as follows:

GRAHAM TAYLOR is the principal founder of Magnus. He has been the President and CEO of the Company since November 24, 2003. Mr. Taylor is also the founder and President of Technique Capital Corporation, which was founded in 1999 and is a venture capital, mergers and acquisitions, and corporate advisory firm for North American, Chinese and other international companies. Mr. Taylor also serves as president, chief executive officer and/or director for Arcview Entertainment Inc.  Mr. Taylor has seventeen years of experience in the world of global finance, having started his finance career in the investment industry in London, England with the international investment banks Nomura International and Banque National de Paris. He returned to Vancouver, British Columbia, Canada to establish himself as a financier to small cap companies publicly listed in Canada and in the United States. Since that time, Mr. Taylor has been involved in private and public securities deal structuring and financing for a variety of companies spanning several different industries.

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

Name and principal position	Year	Consulting fee ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Graham Taylor(1)	2012	$71,541	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$71,541
President, CEO, CFO, Secretary, Treasurer and Director	2011	$75,174	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$75,174
	2010	$70,937	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$70,937

(1)  Mr. Graham Taylor was appointed the President, CEO, CFO, Secretary, Treasurer and a Director of the Company on November 24, 2003. From December 1, 2003 to December 31, 2008, Mr. Taylor was being paid a consulting fee of $120,000 per year to serve as the President, CEO, CFO, Secretary, Treasurer and a Director of the Company. From January 1, 2009 to July 31, 2012 Mr. Taylor was paid a consulting fee of $6,250 Canadian per month.

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

No long term incentive plan awards were made to any executive officer during the fiscal year ended July 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended July 31, 2012:

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

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended July 31, 2012 (unless already disclosed above):

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

2012 – $28,600 – Schumacher & Associates Inc
2011 – $29,300 – Schumacher & Associates Inc.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2012 – Nil – Schumacher & Associates Inc.
2011 – Nil – Schumacher & Associates Inc.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 – Nil – Schumacher & Associates Inc.
2011 – Nil – Schumacher & Associates Inc.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 – Nil – Schumacher & Associates Inc.
2011 – Nil – Schumacher & Associates Inc.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report:

Exhibit #

31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of December, 2011.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary,	December 5, 2012
Graham Taylor	Treasurer and Director

/s/ Steven Tan	Director	December 5, 2012
Steven Tan