Form 10-K/A
period 2012-07-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2012-12-18
CIK 1163003

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

Explanatory Note for Amendment 1:
This amendment 1 to our Annual Report furnishes the XBRL presentation not filed with the original 10K filed on December 6, 2012. Only minor revisions were made to the original filing regarding rounding calculations.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Exploration stage
	Year Ended July 31		through July 31,
	2012	2011	2012
			(Unaudited)

EXPENSES
Consulting	$94,818	$77,279	$2,958,745
Finder fees	-	-	674,375
Investor relations	2,262	1,117	1,815,930
Legal and professional fees	43,323	78,059	1,437,916
Exploration licenses	4,959	7,813	974,288
Geological expenses	6,672	12,762	2,127,746
Amortization	-	-	159,881
Salaries and benefits	9,895	21,705	1,215,323
Stock-based compensation	-	15,025	3,115,861
Registration payment arrangements	-	-	394,000
Travel	-	3,593	1,008,554
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	-	365,316
Interest	82,769	40,908	389,651
Other administrative expenses	56,21 3	41,508	2,192,91 7
Total expenses	300,911	299,769	18,913,707

Net (loss) from continuing operations	$(300,911)	(299,769)	(18,913,707)

Gain on sales of subsidiaries (Note 3)	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sales of subsidiaries	-	60,000	(118,901)
Gain/loss on sales of impaired assets of subsidiaries	-	-	15,212
Loss from operations of components held for sale (Note 3)	-	-	(5,608,291)

Net income (loss) from discontinued operations	-	60,000	(1,994,491)

Net income (loss) for the period	(300,911)	$(239,769)	$(20,908,198)

Other comprehensive income (loss)
Foreign currency translation	-	-	(38,071)
	-
Comprehensive (loss)	$(300,911)	$(239,769)	$(20,946,269)

Net loss per common share - basic and fully diluted:

Net (loss) from continuing operations	$(0.01)	$(0.01)	(0.43)
Net (loss) from discontinued operations	0.00	0.00	(0.05)
Net (loss) for the period	$(0.01)	$(0.00)	(0.48)

Weighted average number of common stock outstanding	54,470,740	54,470,740	43,692,646

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 2012 .

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor	President, CEO, CFO, Secretary,	December 17, 2012
Graham Taylor	Treasurer and Director

/s/ Steven Tan	Director	December 17, 2012
Steven Tan