Form 10-Q
period 2012-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2013-01-08
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q:   Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☒

State issuer’s revenues for its most recent fiscal year.  July 31, 2012: $-0-

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of  January 7, 2013, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $187,687.

Outstanding Common Stock: As of January 7, 2013, the Company had 54,470,740 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

Note 2 - Basis of Presentation - going concern	Oct 31	July 31
	2012	2012

ASSETS

CURRENT ASSETS
Cash	$39,141	$4,543
Prepaid expenses and other	19,559	16,511
Total current assets	58,700	21,054

Total assets	$58,700	$21,054

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $70,657 (July 31, 2012- $69,835), (Note 10)	$279,427	$284,524
Accrued liabilities including related party liabilities of $32,381 (July 31, 2012- $32,381), (Note 10)	91,395	100,295
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 6 )	244,013	146,527
Total current liabilities	736,835	653,346

LONG TERM DEBT	1,063,568	1,044,230
Total liabilities	1,800,403	1,697,576

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9,10,11,12 and 13)

STOCKHOLDERS' DEFICIT
Common stock (Note 9)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B"	200	200
Additional paid-in capital	19,292,573	19,292,219
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(20,973,733)	(20,908,198)
Accumulated other comprehensive income (loss)	(38,071)	(38,071)
Total stockholders' deficit	(1,741,703)	(1,676,522)

Total liabilities and stockholders' deficit	$58,700	$21,054

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31		Exploration stage through October 31,
	2012	2011	2012
			(Unaudited)

EXPENSES
Consulting	$18,932	$16,508	$2,977,676
Finder fees	-	-	674,375
Investor relations	373	857	1,816,303
Legal and professional fees	6,300	8,878	1,444,216
Exploration licenses	10,578	2,904	984,867
Geological expenses	(2,035)	2,242	2,125,710
Amortization	-	-	159,881
Salaries and benefits	783	5,315	1,216,106
Stock-based compensation	-	-	3,115,861
Registration payment arrangements	-	-	394,000
Travel	-	-	1,008,554
Write-down of abandoned assets	-	-	83,204
Write-down of impaired assets	-	-	365,316
Interest	23,178	19,532	412,829
Other administrative expenses	7,425	8,278	2,200,344
Total expenses	65,534	64,514	18,979,242

Net (loss) from continuing operations	$(65,534)	$(64,514)	$(18,979,242)

Gain on sales of subsidiaries (Note 3)	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sales of subsidiaries	-	-	(118,901)
Gain/loss on sales of impaired assets of subsidiaries	-	-	15,212
Loss from operations of components held for sale (Note 3)	-	-	(5,608,291)

Net income (loss) from discontinued operations	-	-	(1,994,491)

Net income (loss) for the period	$(65,534)	$(64,514)	$(20,973,733)

Other comprehensive income (loss)
Foreign currency translation	-	-	(38,071)
	-
Comprehensive (loss)	$(65,534)	$(64,514)	$(21,011,804)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$(0.00)	$(0.00)	(0.43)
Net (loss) from discontinued operations	0.00	0.00	(0.05)
Net (loss) for the period	$(0.00)	$(0.00)	(0.48)

Weighted average number of common stock outstanding	54,470,740	54,470,740	43,986,015

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31		Exploration Stage through October 31,
	2012	2011	2012
			(Unaudited)

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(65,534)	$(64,514)	$(20,973,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	3,115,861
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	354	19,532	298,029
Loss on dispositions and writedowns of fixed assets	-	-	416,495
Interest accrued on long-term debt and demand loans	22,824	-	104,421
Gain / recovery of bad debt on disposition of subsidiaries, net of provision for bad debt	-	-	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(3,048)	(1,668)	(5,045)
Bank overdraft	-	(430)	-
Assets of component held for sale	-	-	-
Accounts payable and accrued liabilities	(13,997)	33,556	237,255
Liabilities for registration payments	-	-	394,000
Liabilities of component held for sale	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	(59,402)	(13,524)	(18,045,788)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	-	-	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)
Net cash and cash equivalent from (used in) investing activities	-	-	2,483,002

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan/Loan	-	-	(30,715)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	99,000	20,107	754,132
Repayment of loans from shareholders	(5,000)	-	(29,519)
Net cash and cash equivalent from financing activities	94,000	20,107	15,644,859

Effect of other comprehensive income (loss) on cash	-	-	(42,955)

Increase (decrease) in cash and cash equivalent	34,598	6,583	39,118
Cash and cash equivalent, beginning of period	4,543	-	23
Cash and cash equivalent, end of period	$39,141	$6,583	$39,141

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	354	195	298,529
Imputed interest converted to long-term debt	-	-	302,801
Loans from shareholders converted to long-term debt	-	-	633,239
Accounts payable converted to long-term debt	-	-	30,840

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
(Expressed in US Dollars)
(Unaudited)

	Common Stock	Amount	Preferred stock	Cumulative Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage	(Deficit) Accumulated Prior to Exploration Stage	Stockholders’ Equity (Deficit)

Balance July 31, 2010	54,470,740	54,471	200	(38,071)	19,537,915	(20,367,518)	(77,143)	(890,146)

Stock-based compensation	-	-	-	-	15,025	-	-	15,025
Conversion of imputed interest to actual interest	-	-	-	-	(302,801)	-	-	(302,801)
Imputed interest on loans from shareholders	-	-	-	-	40,908	-	-	40,908
Net loss for the period	-	-	-	-	-	(239,769)	-	(239,769)

Balance July 31, 2011	54,470,740	54,471	200	(38,071)	19,291,047	(20,607,287)	(77,143)	(1,376,783)

Imputed interest on loans from shareholders	-	-	-	-	1,172	-	-	1,172
Net loss for the period	-	-	-	-	-	(300,911)	-	(300,911)

Balance July 31, 2012	54,470,740	54,471	200	(38,071)	19,292,219	(20,908,198)	(77,143)	(1,676,522)

Imputed interest on loans from shareholders	-	-	-	-	354	-	-	354
Net loss for the period	-	-	-	-	-	(65,534)	-	(65,534)

Balance October 31, 2012	54,470,740	54,471	200	(38,071)	19,292,573	(20,973,732)	(77,143)	(1,741,703)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2012 and 2011
(Expressed in US Dollars)

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements of Magnus International Resources Inc. (the “Company”) as of October 31, 2012 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the July 31, 2012 audited financial statements and notes thereto.

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

The Company has experienced losses since the inception of the exploration stage amounting to $20,973,733 as of October 31, 2012.  As of October 31, 2012, the Company had a total of $39,141 in cash and cash equivalents and a working capital deficiency of $678,135, and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing.  There are no assurances that the Company will be successful in achieving these goals.

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

The Company intends to maintain costs at a minimum while allowing the Company to do the next phases of exploration on its projects. The Company will evaluate over the coming year whether it makes sense to divest or reduce some of its Uganda projects by either bringing in another partner(s), and/or selling in whole or in part its interests in such projects. In addition, the Company intends to raise some equity financing in the coming year.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2012 and 2011
(Expressed in US Dollars)

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2012 - $nil) consist of $118,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2012 - $118,901), carried net of an allowance for uncollectible amounts of $118,901 (July 31, 2012 - $118,901). The Company did not collect any of this receivable in the periods ended October 31, 2012 and 2011.

4. RECEIVABLE FROM RELATED PARTY

The Company has $6,824 as receivable as at October 31, 2012 for sharing office space with Lucia Minerals, a private company controlled by the Company’s CEO. This receivable is carried net of an allowance for uncollectible amount of $6,824 as at October 31, 2012.

5. MINERAL PROPERTIES AND JOINT VENTURES

At October 31, 2012, the Company is involved in the following projects with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd.

As at October 31, 2012, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and retained by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary. See note 3

African Mineral Fields Inc.

A summary of the licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental (UGX)	Rental (USD)
EL 0309	Kidera	Kidera	Lake Kyoga	29-Jun-13	240	UGX 2,400,000	979.59
EL 0328	Nyanga	Nyanga	Ntungamo	29-Jun-13	11.52	UGX 115,200	47.02
EL 0631	Nyanga West	Nyanga	Ntungamo	16-Jun-13	79.6	UGX 796,000	324.90
					331.12	UGX 3,311,200	$1,352

6. LOANS FROM SHAREHOLDERS

The Company has a loan from a shareholder (who is also the Company’s CEO) of $14,338 which does not bear interest and is due on demand. The Company has recognized imputed interest in the amount of $324 as of October 31, 2012 on the loan, which is included in interest expense and in additional paid-in capital, since the imputed interest is not payable.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2012 and 2011
(Expressed in US Dollars)

The company has demand loans from other shareholders and companies related to shareholders as at October 31, 2012 in the amount of $229,675, including accrued interest of $7,733 in the current quarter. The loan amount of $122,942 bears interest at the rate of 8% per annum and the rest of the loan amount of $99,000 bears interest at a rate of 12% per annum.

7. LONG TERM DEBT

Long term debt of $1,063,568 (July 31, 2012- $1,044,230) consists of loans payable at October 31, 2012 of $966,880 plus accrued interest payable at October 31, 2012 of $96,688. Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% also payable on July 31, 2014. The Company also agreed to convert imputed interest recognized to July 31, 2011 by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date.

8. LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company ceased to lease these premises on December 31, 2011.

The lease on the office in Vancouver, Canada expired in April 2012. The Company currently pays rent of $CAD2, 274.35 (approximately $US 2,268) per month on a month–to-month basis.

9. COMMON STOCK

There were no shares issued during the current quarter and there are no warrants outstanding as at October 31, 2012.

10. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the three months ended October 31, 2012, the Company incurred fees of $18,932 (2011 - $16,508) to the chief executive officer of the Company for consulting services rendered.  Total amount owed to the chief executive officer at October 31, 2012 for consulting services and expense reimbursement are $67,517 (July 31, 2012 - $ 66,706) and $2,611 (July 31, 2012-$2,600).

At at October 31, 2012, the Company had an accrued liability of $18,581 (July 31, 2012 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

As at October 31, 2012, the Company had an accrued liability of $13,800 (July 31, 2012- $13,800) to a related party.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2012 and 2011
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

The Company had no stock option activity in the three months ended October 31, 2012.

A summary of the Company’s stock options outstanding is presented below:

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$

Options Outstanding October 31, 2012	1,313,333	688,667	0.50	0.16

Compensation cost related to options is recognized as the related options vest. All options outstanding have vested prior to the start of the three month period ended October 31, 2012.

If not previously exercised or canceled, options outstanding at October 31, 2012 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending July 31,
2013	0.5	0.5	2,002,000	0.5

12. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda).  The Company had no income tax expense during the reported periods due to net operating losses, which resulted in the deferred tax asset (before valuation allowance) and the valuation allowance both increasing by $22,937  in the three months ended October 31, 2012.

The Company has a tax benefit from net operating losses carried forward of approximately $3,603,068 for United States tax purposes which will expire over the years 2025 through 2031 if not utilized and $828,441 for Ugandan tax purposes which may be carried forward indefinitely. No tax returns have been filed and all years are open for examination.  The deferred tax asset of $4,431,509 (before valuation allowance) is fully reserved as there is no reasonable assurance of utilizing the losses in the future.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2012 and 2011
(Expressed in US Dollars)

13. SUBSEQUENT EVENTS

The Company reviewed events subsequent to October 31, 2012 through January 8, 2013 and determined no additional disclosures are applicable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions of the Company’s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Please read in conjunction with the section of this Form 10Q entitled “Part II—Item 1A. Risk Factors” and in conjunction with Form 10K for the year ended July 31, 2012. Note that this discussion contains forward-looking statements. This discussion focuses on the manner in which the Company will operate in the next year, as well as prospects for the future and the manner in which events and uncertainties known to management would cause reported financial information to not be necessarily indicative of future operating results or of the future financial condition.

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in two mineral properties as at October 31, 2012: Kidera and Nyanga. The Company has been advised by the Uganda Ministry of Mines that EL0585 and EL0586 were issued in error and the Company is not entitled to these licenses. The Company is not pursuing rectification of this matter and considers itself not to have an interest in this project.

The Company was incorporated under the laws of the State of Nevada, USA on April 4, 2001 and has a July 31st fiscal year end.

The current addresses, telephone and facsimile numbers of the offices of the Company are:

Mailing Address	Corporate Office
280 Nelson Street Suite 115 Vancouver, BC Canada V6B 2E2	522 – 625 Howe Street Vancouver, BC Canada V6C 2T6 Tel: (604) 694-1432

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

Employees

As at October 31, 2012, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Outlook

At October 31, 2012, the price of gold was $1,721.00 per ounce (source: www.kitco.com) compared to $1,717.50at October 31, 2011, representing an increase of approximately .20%. Some mineral commodity prices have increased and some have decreased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate revenue and has no assurance that revenue will be generated in a future period.

The Company had a working capital deficiency of $678,135 at October 31, 2012.

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

Results from Operations

Summary

The Company’s consolidated net loss from continuing operations and net loss for the period for the three months ended October 31, 2012 were $65,534 or $0.0012 per share compared to a consolidated net loss from continuing operations for the corresponding period in the previous year of $64,514 or $0.0012 per share.

Total expenses for the quarter were $65,534 compared to $64,514 in the corresponding quarter last year, an increase of $1,020.  The increase is not a significant amount.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues nor produced any minerals.

Exploration, property evaluation and holding costs

Exploration expenses totaled $8,543 in the three months ended October 31, 2012, including geological expenses and exploration licenses. The increase of $3,397 from the total of $5,146 in the same period of 2011 is due to the payments for exploration licenses in Uganda in the current quarter and a refund of certain expenses.

Corporate administration

Corporate administration costs were $7,425 in the current quarter compared to $8,278 in the corresponding period in the previous year, representing a decrease of $853. The decrease is not a significant amount.

Consulting expenses

Consulting expenses were $18,932 in the current quarter compared to $16,508 in the corresponding period in the previous year, representing an increase of $2,424.  The increase is not a significant amount.

Interest expense

Interest expense was $23,178 in the current quarter compared to $19,532 in the corresponding period in the previous year, representing an increase of $3,646. The increases are due to interest accruing on the long-term debt and an increase in the interest rate on new shareholder loans at a rate of 12% in the current period, whereas in the previous year the interest was calculated at a rate of 8% on a lower balance of shareholder loans.

Stock-based compensation expense

Stock-based compensation expense was $nil in the current quarter compared to $nil in the corresponding period in the previous year. This is due to stock options becoming fully vested by the end of the second quarter of 2011.

Legal and professional fees expenses

Legal and professional fees expenses were $6,300 in the current quarter compared to $8,878 in the corresponding period in the previous year, representing a decrease of $2,578. The decreases are due to less corporate activity requiring less work on accounting and legal matters.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $59,402 in the current quarter compared to cash used in operations of $13,524 in the corresponding period in the previous year.  The increase in use of cash in operations of $45,878 is attributable to there not being a repeat of a large collection of Canadian Goods and Services Tax realized in the corresponding period in the previous year & payment of accountants and auditor for previous 10Q filing work and 2012 10K filings in the current quarter.

Investing Activities

Cash from investing activities in the current quarter is $nil compared to $nil for the corresponding quarter of the prior year.

Financing Activities

The Company had cash provided by financing activities of $94,000 in the current quarter compared to $20,107 in the corresponding period of the previous year. The increase is due to more shareholder loans provided in the current period.

Liquidity and Capital Resources

At October 31, 2012 the Company’s total assets were $58,700 as compared to $21,054 at July 31, 2012. Long-term liabilities as of October 31, 2012 totaled $1,063,568 as compared to $1,044,230 at July 31, 2012.  The Company had a working capital deficiency of $678,135 at October 31, 2012.

As of October 31, 2012 the Company had non-interest bearing loans from a shareholder in the amount of $14,338 and interest-bearing loans from another shareholder and companies related to shareholders in the amount of $221,942 plus accrued interest at the rate of 8% in the amount of $6,726 and accrued interest at the rate of 12% in the amount of $1,007. The Company has recognized imputed interest of $324 calculated at the rate of 6% per annum in the three months ended October 31, 2012 on the non-interest-bearing loan.  The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $20,973,733 as of October 31, 2012.  As of October 31, 2012, the Company had a total of $39,141 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In Uganda, the currency is the Ugandan shilling (“UGX”).  On October 31, 2012, the exchange rate was UGX2,592.90 = US$1.00 (source: www.exchangerates.org.uk).

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. Based on that evaluation, our President concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of October 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At October 31, 2012, the Company had a working capital deficiency of $678,135. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of January, 2013.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	January 8, 2013

/s/ Steven Tan
Steven Tan	Director	January 8, 2013