Form 10-Q/A
period 2012-10-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2013-01-18
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Outstanding Common Stock: As of January 7, 2013, the Company had 54,470,740 shares of Common Stock outstanding.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly Report furnishes the XBRL presentation not filed with the original 10Q filed on January 8, 2013. Only minor revisions were made to the original filing regarding rounding calculations.

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

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31		Exploration Stage through October 31,
	2012	2011	2012
			(Unaudited)

Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(65,534)	$(64,514)	$(20,973,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	3,115,861
Stock issued / allotted for services and licenses	-	-	1,516,547
Amortization of fixed assets	-	-	259,249
Imputed interest on loans from shareholders	354	19,532	298,029
Loss on dispositions and writedowns of fixed assets	-	-	416,495
Interest accrued on long-term debt and demand loans	22,824	-	104,421
Gain / recovery of bad debt on disposition of subsidiaries, net of provision for bad debt	-	-	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	(3,048)	(1,668)	(5,045)
Bank overdraft	-	(430)	-
Assets of component held for sale	-	-	-
Accounts payable and accrued liabilities	(13,99 8)	33,556	237,255
Liabilities for registration payments	-	-	394,000
Liabilities of component held for sale	-	-	189,721
Net cash and cash equivalent from (used in) operating activities	(59,402)	(13,524)	(18,045,788)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	-	-	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	282
Purchase of capital assets	-	-	(670,321)
Net cash and cash equivalent from (used in) investing activities	-	-	2,483,002

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	100
Demand loan received	-	-	30,000
Repayment of demand loan/Loan	-	-	(30,715)
Options exercised	-	-	573,000
Warrants exercised	-	-	3,589,332
Subscriptions received	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	(376,855)
Loans from shareholders	99,000	20,107	754,132
Repayment of loans from shareholders	(5,000)	-	(29,519)
Net cash and cash equivalent from financing activities	94,000	20,107	15,644,859

Effect of other comprehensive income (loss) on cash	-	-	(42,955)

Increase (decrease) in cash and cash equivalent	34,598	6,583	39,118
Cash and cash equivalent, beginning of period	4,543	-	23
Cash and cash equivalent, end of period	$39,141	$6,583	$39,141

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	354	195	298,529
Imputed interest converted to long-term debt	-	-	302,801
Loans from shareholders converted to long-term debt	-	-	633,239
Accounts payable converted to long-term debt	-	-	30,840

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of January, 2013.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)
By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	January 17, 2013

/s/ Steven Tan
Steven Tan	Director	January 17, 2013