Form 10-Q
period 2013-01-31
MAGNUS INTERNATIONAL RESOURCES, INC.
filed 2013-06-28
CIK 1163003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended January 31, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number 333-74992

_______________

MAGNUS INTERNATIONAL RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0351859
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Suite 115 – 280 Nelson Street Vancouver, BC, Canada	V6B 2E2
(Address of Principal Executive Offices)	(Zip Code)

1-604-694-1432 (Registrant's Telephone Number, Including Area Code)

_______________

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

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of  June 14, 2013, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $236,486.

Outstanding Common Stock: As of June 14, 2013, the Company had 54,470,740 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern	January 31	July 31
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$54,879	$4,543
Prepaid expenses and other	10,904	16,511
Total current assets	65,783	21,054

Total assets	$65,783	$21,054

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $70,657 (July 31, 2012- $69,835), (Note 10)	$234,687	$284,524
Accrued liabilities including related party liabilities of $32,381 (July 31, 2012- $32,381), (Note 10)	92,595	100,295
Liabilities for registration payments	122,000	122,000
Loans from shareholders (Note 6 )	326,912	146,527
Total current liabilities	776,194	653,346

LONG TERM DEBT	1,082,905	1,044,230
Total liabilities	1,859,099	1,697,576

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 6, 7, 8, 9,10,11,12,13 and 14)

STOCKHOLDERS' DEFICIT
Common stock (Note 9)
Authorized 100,000,000 shares at par value of $0.001 each
Issued and outstanding 54,470,740	54,471	54,471
Preferred stock
Authorized 1,000,000 shares at par value of $0.001 each
Issued and outstanding:
200,000 Series "B"	200	200
Additional paid-in capital	19,292,786	19,292,219
Accumulated deficit prior to exploration stage	(77,143)	(77,143)
Accumulated deficit during exploration stage	(21,025,559)	(20,908,198)
Accumulated other comprehensive income (loss)	(38,071)	(38,071)
Total stockholders' deficit	(1,793,316)	(1,676,522)

Total liabilities and stockholders' deficit	$65,783	$21,054

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Three months ended January 31		Six months ended January 31		Exploration Stage through January 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Consulting	$23,498	$5,938	$42,430	$22,446	$3,001,175
Finder fees	-	-	-	-	674,375
Investor relations	526	795	899	1,652	1,816,829
Legal and professional fees	15,257	10,884	21,557	19,762	1,459,473
Exploration licenses	(941)	-	9,638	2,904	983,926
Geological expenses	629	1,171	(1,406)	3,414	2,126,339
Amortization	-	-	-	-	159,881
Salaries and benefits	259	2,522	1,043	7,837	1,216,365
Stock-based compensation	-	-	-	-	3,115,861
Registration payment arrangements	-	-	-	-	394,000
Travel	2,588	-	2,588	-	1,011,142
Write-down of abandoned assets	-	-	-	-	83,204
Write-down of impaired assets	-	-	-	-	365,316
Interest	28,619	20,579	51,796	40,111	441,447
Other administrative expenses	18,568	17,859	25,993	26,136	2,218,912
Total expenses	89,003	59,748	154,538	124,262	19,068,245

Net (loss) from continuing operations	$(89,003)	$(59,748)	(154,538)	$(124,262)	$(19,068,245)

Other Income (Expense)
Other income (Expense)	1,176	-	1,176	-	1,176
Other income (expense), net	1,176		1,176	-	1,176

Gain on sales of subsidiaries (Note 3)	-	-	-	-	3,717,489
Bad debt recovery (provision) related to proceeds of sales of subsidiaries	-	-	-	-	(118,901)
Gain/loss on sales of impaired assets of subsidiaries	-	-	-	-	15,212
Gain on release of rights on license (Note 9)	36,000		36,000		36,000
Loss from operations of components held for sale (Note 3)	-	-	-	-	(5,608,291)

Net income (loss) from discontinued operations	36,000	-	36,000	-	(1,958,491)

Net income (loss) for the period	$(51,826)	$(59,748)	$(117,361)	$(124,262)	$(21,025,559)

Other comprehensive income (loss)
Foreign currency translation	-	-	-	-	(38,071)
			-
Comprehensive (loss)	$(51,826)	$(59,748)	$(117,361)	$(124,262)	$(21,063,630)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$(0.00)	$0.00	(0.00)	$(0.00)	$(0.43)
Net (loss) from discontinued operations	0.00	0.00	0.00	0.00	(0.04)
Net (loss) for the period	$(0.00)	$(0.00)	(0.00)	$(0.00)	$(0.48)

Weighted average number of common stock outstanding	54,470,740	54,470,740	54,470,740	54,470,740	43,986,015

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three months ended January 31		Six months ended January 31		Exploration stage through January 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(51,827)	$(59,748)	$(117,361)	$(124,262)	$(21,025,559)
Adjustments to reconcile net loss to net cash used in operating activities:					-
Stock-based compensation	-	-	-	-	3,115,861
Stock issued / allotted for services and licenses	-	-	-	-	1,516,547
Amortization of fixed assets	-	-	-	-	259,249
Imputed interest on loans from shareholders	213	304	567	499	298,242
Loss on dispositions and writedowns of fixed assets	-	-	-	-	416,495
Interest accrued on long-term debt and demand loans	28,405	20,275	51,229	39,612	132,826
Gain / recovery of bad debt on disposition of subsidiaries, net of provision for bad debt	-	-	-	-	(3,598,588)
Net change in operating assets and liabilities:
Advances receivable and prepaid expenses	8,655	9,360	5,607	7,692	3,610
Bank overdraft	-	-	-	(430)	-
Assets of component held for sale	-	-	-	-	-
Accounts payable and accrued liabilities	(43,540)	(27,927)	(57,538)	5,629	193,715
Liabilities for registration payments	-	-	-	-	394,000
Liabilities of component held for sale	-	-	-	-	189,721
Net cash and cash equivalent from (used in)operating activities	(58,094)	(57,736)	(117,496)	(71,260)	(18,103,882)

Cash and cash equivalent from (used in) investing activities:
Proceeds received from disposition of subsidiary	-	-	-	-	3,137,829
Proceeds from sales of impaired assets of subsidiaries	-	-	-	-	15,212
Cash included in acquisition of African Mineral Fields Inc.	-	-	-	-	282
Purchase of capital assets	-	-	-	-	(670,321)
Net cash and cash equivalent from (used in) investing activities	-	-	-	-	2,483,002

Cash and cash equivalent from financing activities:
Issue of Preferred Shares	-	-	-	-	100
Demand loan received	-	-	-	-	30,000
Repayment of demand loan/Loan	-	-	-	-	(30,715)
Options exercised	-	-	-	-	573,000
Warrants exercised	-	-	-	-	3,589,332
Subscriptions received	-	-	-	-	11,135,384
Finders' fees paid in respect of private placements	-	-	-	-	(376,855)
Loans from shareholders	80,000	53,949	179,000	74,056	834,132
Repayment of loans from shareholders	(6,168)	-	(11,168)	-	(35,687)
Net cash and cash equivalent from financing activities	73,832	53,949	167,832	74,056	15,718,691

Effect of other comprehensive income (loss) on cash	-	-	-	-	(42,955)

Increase (decrease) in cash and cash equivalent	15,738	(3,787)	50,336	2,796	54,856
Cash and cash equivalent, beginning of period	39,141	6,583	4,543	-	23
Cash and cash equivalent, end of period	$54,879	$2,796	$54,879	$2,796	$54,879

Supplemental Cash Flow Information
Non-cash items
Imputed interest expense credited to additional paid-in capital	213	304	567	499	298,742
Imputed interest converted to long-term debt	-	-	-	-	302,801
Loans from shareholders converted to long-term debt	-	-	-	-	633,239
Accounts payable converted to long-term debt	-	-	-	-	30,840

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAGNUS INTERNATIONAL RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2013 and 2012
(Expressed in US Dollars)

1. BASIS OF PRESENTATION

Organization and Description of Business

The unaudited financial statements of Magnus International Resources Inc. (the “Company”) as of January 31, 2013 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2012 audited financial statements and notes thereto.

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

The Company has experienced losses since the inception of the exploration stage amounting to $21,025,559 as of January 31, 2013. As of January 31, 2013, the Company had a total of $54,879 in cash and cash equivalents and a working capital deficiency of $710,411 and the cash and cash equivalent amount is insufficient to sustain operations over the course of the next year. The Company has a shareholders’ deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable, including the exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing. There are no assurances that the Company will be successful in achieving these goals.

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

3. PROCEEDS OF DISPOSITION RECEIVABLE

Proceeds of disposition receivable amounting to $ nil (July 31, 2012 - $nil) consist of $118,901 receivable in respect of the sale of Yunnan Long Teng Mining Ltd. (July 31, 2012 - $118,901), carried net of an allowance for uncollectible amounts of $118,901 (July 31, 2012 - $118,901). The Company did not collect any of this receivable in the period ended January 31, 2013.

4. RECEIVABLE FROM RELATED PARTY

The Company has $6,824 as receivable as at January 31, 2013 for sharing office space with Lucia Minerals, a private company controlled by the Company’s CEO. This receivable is carried net of an allowance for uncollectible amount of $6,824 as at January 31, 2013.

5. MINERAL PROPERTIES AND JOINT VENTURES

At January 31, 2013, the Company is involved in the following projects with respect to mineral properties and exploration licenses in China and Uganda.

Yunnan Long Teng Mining Ltd.

As at January 31, 2013, Magnus had received $3,137,829 in proceeds from the sale of Long Teng, not including proceeds collected and retained by an intermediary the Company engaged to effect exchange of the currency to US Dollars and transmission to the Company’s office in Canada,  and was still owed $118,901 by the intermediary. See note 3

African Mineral Fields Inc.

A summary of the licenses in Uganda is as follows (annual rentals given in Ugandan Shillings amount, with total shown also in approximate $US amount):

EL	Concession	Project	Approx.		Area in	Annual	Annual
Number	Name	Name	Location	Expiry date	Square km	Rental (UGX)	Rental (USD)
EL 0309	Kidera	Kidera	Lake Kyoga	29-Jun-13	240	UGX 2,400,000	979.59
EL 0328	Nyanga	Nyanga	Ntungamo	29-Jun-13	11.52	UGX 115,200	47.02
					251.52	UGX 2,515,200	$1,027

6. LOANS FROM SHAREHOLDERS

The Company has a loan from a shareholder (who is also the Company’s CEO) of $10,920 which does not bear interest and is due on demand. The Company has recognized imputed interest in the amount of $567 as of January 31, 2013 on the loan, which is included in interest expense and in additional paid-in capital, since the imputed interest is not payable.

The company has demand loans from other shareholders and companies related to shareholders as at January 31, 2013 in the amount of $315,992, including accrued interest of $16,800 through January 31, 2013. The loan amount of $49,192 bears interest at the rate of 8% per annum and the rest of the loan amount of $250,000 bears interest at a rate of 15% per annum effective on November 01, 2012.

7. LONG TERM DEBT

Long term debt of $1,082,905 (July 31, 2012- $1,044,230) consists of loans payable at January 31, 2013 of $966,880 plus accrued interest payable at January 31, 2013 of $116,025. Prior to July 31, 2011, the company had loans from shareholders and other related parties which did not bear interest and had no stated terms of repayment. Effective July 31, 2011, the Company reached agreement with the respective creditors to make these loans payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% also payable on July 31, 2014. The Company also agreed to convert imputed interest recognized to July 31, 2011 by the Company in the amount of $296,504, plus imputed interest of $6,297 recognized by AMF prior to acquisition of AMF by the Company, into debt payable on July 31, 2014 with simple interest from July 31, 2011 at the rate of 8% payable on the same date.

8. LEASES

The lease on the office premises in Entebbe Uganda expired in September 2008. The Company ceased to lease these premises on December 31, 2011.

The lease on the office in Vancouver, Canada expired in April 2012. Since that time, the Company paid rent of $CAD2, 274.35 (approximately $US 2,268) per month on a month–to-month basis until the Company terminated the office lease on March 01, 2013.

9. GAIN ON RELEASE OF RIGHTS ON LICENSE

During the quarter, Magnus signed an agreement with a Ugandan company, Spencon Ltd., to rescind any possible rights to the Mubende exploration license EL0585. The Company received a gross amount of $50,000 from Spencon and netted $36,000 after paying finders’ fees associated with the transaction.

10. COMMON STOCK

There were no shares issued during the current quarter and there are no warrants outstanding as at January 31, 2013.

11. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

In the six months ended January 31, 2013, the Company incurred fees of $37,805 (2012 - $22,446) to the chief executive officer of the Company for consulting services rendered. Total amount owed to the chief executive officer at January 31, 2013 for consulting services and expense reimbursement are $50 (July 31, 2012 - $ 66,706) and $2,615 (July 31, 2012-$2,600).

At January 31, 2013, the Company had an accrued liability of $18,581 (July 31, 2012 - $18,581) to a relative of a director in respect of consulting fees rendered in 2006.

As at January 31, 2013, the Company had an accrued liability of $13,800 (July 31, 2012- $13,800) to a former director.

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

The Company had no stock option activity in the three and six months ended January 31, 2013.

A summary of the Company’s stock options outstanding is presented below:

	Employee/	Non-employee	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
	Director	Options	$	$	$

Options Outstanding January 31, 2013	1,313,333	688,667	0.50	0.16

Compensation cost related to options is recognized as the related options vest. All options outstanding have vested prior to the start of the three month period ended January 31, 2013.

If not previously exercised or canceled, options outstanding at January 31, 2013 will expire as follows:

Expiry Date	Range of Exercise Prices		Number	Weighted average
Year Ending July 31,	High	Low	of Shares	exercise price

2013	0.5	0.5	2,002,000	0.5

13. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and Ugandan income taxes (to the extent of its operations in Uganda). The Company had no income tax expense during the six months ended due to operating losses.

The Company has a tax benefit from net operating losses carried forward of approximately $3,634,110 for United States tax purposes which will expire over the years 2025 through 2031 if not utilized and $817,317 for Ugandan tax purposes which may be carried forward indefinitely. No tax returns have been filed and all years are open for examination. The deferred tax asset of $4,451,427 (before valuation allowance) is fully reserved as there is no reasonable assurance of utilizing the losses in the future.

14. SUBSEQUENT EVENTS

Nyanga exploration license EL 0631 expired on June 16, 2013.

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

Overview

Magnus is a mineral exploration company that specializes in identifying, acquiring and developing precious and base metal properties. The Company has been active in Uganda since 2007 where it has a 100% interest in two mineral properties as at January 31, 2013: Kidera and Nyanga. The Company was previously advised by the Uganda Ministry of Mines that Mubende licenses EL0585 and EL0586 were issued in error in 2010. The Company did not pursue rectification of this matter with the Ministry. Magnus signed an agreement with a Ugandan company, Spencon Ltd., to rescind any possible rights to the Mubende exploration license EL0585 in November 2012.

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

The Mubende exploration licenses EL0116, EL0122 and EL0123 covering 780 sq. km expired in August 2009.  The Company reapplied for EL0122 and EL0123 in the Mubende area. The Company was granted new licenses over the same areas as EL0122 and EL0123, with new numbers EL0585 and EL0586 respectively. The Company was then advised by the Uganda Ministry of Mines that Mubende licenses EL0585 and EL0586 were issued in error in 2010. The Company did not pursue rectification of this matter with the Ministry. Magnus signed an agreement with a Ugandan company, Spencon Ltd., to rescind any possible rights to the Mubende exploration license EL0585 in November 2012. The Company received a gross amount of $50,000 from Spencon and netted $36,000 after paying finders’ fees associated with the transaction.

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

Employees

As at January 31, 2013, the Company had no employees (over and above its directors, officers and consultants) employed in Vancouver, British Columbia.

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

Nyanga exploration license EL 0631 expired on June 16, 2013.

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

Outlook

At January 31, 2013, the price of gold was $1,674.50 per ounce (source: www.kitco.com) compared to $1,738.00 at January 31, 2012, representing a decrease of approximately .40%. Some mineral commodity prices have increased and some have decreased over the past year and management expects such prices to be volatile and uncertain in the near-term.

The Company does not currently generate revenue and has no assurance that revenue will be generated in a future period.

The Company had a working capital deficiency of $710,411 at January 31, 2013.

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

Results from Operations

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

The Company’s consolidated net loss from continuing operations and net loss for the three months ended January 31, 2013 were $89,003 and $51,826 or $0.0016 per share compared to a consolidated net loss from continuing operations for the corresponding period in the previous year of $59,748 or $0.0023 per share.

Total expenses for three month period were $89,003 compared to $59,748 in the corresponding period last year, an increase of $29,255. The increase is due to increasing of CEO’s consulting fee, accounting fee and shareholder loan interest rate.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues from sale of any extracted minerals. During the quarter, Magnus signed an agreement with a Ugandan company, Spencon Ltd., to rescind any possible rights to the Mubende exploration license EL0585. The Company received a gross amount of $50,000 from Spencon and netted $36,000 after paying finders’ fees associated with the transaction.

Exploration, property evaluation and holding costs

Exploration and Geological expenses totaled ($312) in three months ended January 31, 2013, including geological expenses and exploration licenses. The decrease of $1,483 from the total of $1,171 in the same period of 2012 is due to termination of one exploration license.

Corporate administration

Corporate administration costs were $18,568 in three months ended January 31, 2013 compared to $17,859 in the corresponding period in the previous year, representing an increase of $709. The increase is not a significant amount.

Consulting expenses

Consulting expenses were $23,498 in three months ended January 31, 2013 compared to $5,938 in the corresponding period in the previous year, representing an increase of $17,560. The increase is due to increasing of CEO’s monthly consulting fee.

Interest expense

Interest expense was $28,619 in three month ended January 31, 2013 compared to $20,579in the corresponding period in the previous year, representing an increase of $8,040. The increases are due to interest accruing on the long-term debt and an increase in the interest rate on new shareholder loans at a rate of 15% in the current period, whereas in the previous year the interest was calculated at a rate of 8% on a lower balance of shareholder loans.

Legal and professional fees

Legal and professional fees expenses were $15,257 in three months ended January 31, 2013 compared to $10,884 in the corresponding period in the previous year, representing an increase of $4,373. The increase is due to an increase in accounting fees paid in the quarter.

Other Revenue

The company had miscellaneous income of $1,176 from disposal of used vehicle as of January 31, 2013 compared to $nil in the same corresponding period in the previous year.

Gain on release of rights on license

African Mineral Fields has sold its exploration license number E0631 for exchanging of US$50,000 and has accrued commission fee of $4,000 and finder’s fee of $10,000 to against income.

Six Months Ended January 31, 2013 Compared to Six Months Ended January 31, 2012

The Company’s consolidated net loss from continuing operations and net loss for the period for the six months ended January 31, 2013 were $154,538 and $117,361 or $0.0028 per share compared to a consolidated net loss from continuing operations for the corresponding period in the previous year of $124,262 or $0.0012 per share.

Total expenses for six month period were $154,538 compared to $124,262 in the corresponding period last year, an increase of $30,276. The increase is due to increasing of CEO’s consulting fee and increasing of shareholder loan interest rate.

Mineral production and revenue

As the Company is still an exploration stage company and in the exploration stage of development on the Company’s properties, it has not, as of yet, produced any revenues from sale of any extracted minerals. During the quarter, Magnus signed an agreement with a Ugandan company, Spencon Ltd., to rescind any possible rights to the Mubende exploration license EL0585. The Company received a gross amount of $50,000 from Spencon and netted $36,000 after paying finders’ fees associated with the transaction.

Exploration, property evaluation and holding costs

Exploration and Geological expenses totaled $8,232 in the six months ended January 31, 2013, including geological expenses and exploration licenses. The increase of $1,914 from the total of $6,318 in the same period of 2012 is due to termination of one exploration license.

Corporate administration

Corporate administration costs were $25,993 in six months ended January 31, 2013 compared to $26,136 in the corresponding period in the previous year, representing a decrease of $143. The decrease is not a significant amount.

Consulting expenses

Consulting expenses were $42,430 in six months ended Jaunary 31, 2013 compared to $22,446 in the corresponding period in the previous year, representing an increase of $19,984. The increase is due to increasing of CEO’s monthly consulting fee.

Interest expense

Interest expense was $51,796 in six month ended January 31, 2013 compared to $40,111 in the corresponding period in the previous year, representing an increase of $11,685. The increases are due to interest accruing on the long-term debt and an increase in the interest rate on new shareholder loans at a rate of 15% in the current period, whereas in the previous year the interest was calculated at a rate of 8% on a lower balance of shareholder loans.

Legal and professional fees

Legal and professional fees expenses were $21,557 in the current quarter compared to $19,762 in the corresponding period in the previous year, representing an increase of $1,795. The increase is due to an increase in accounting fees paid in the quarter.

Other Revenue

The company had miscellaneous income of $1,176 from disposal of used vehicle for the six months ended January 31, 2013 compared to $nil in the same corresponding period in the previous year.

Gain on release of rights on license

African Mineral Fields has sold its exploration license number E0631 for exchanging of US$50,000 and has accrued commission fee of $4,000 and finder’s fee of $10,000 to against income.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $117,496 in six month period ended January 31, 2013 compared to cash used in operations of $71,260 in the corresponding period in the previous year. The increase in use of cash is due to the Company paying off some of its liabilities during this period.

Investing Activities

Cash from investing activities in the current period is $nil compared to $nil for the corresponding period of the prior year.

Financing Activities

The Company had cash provided by financing activities of $167,832 in six month period ended January 31, 2013 compared to $74,056 in the corresponding period of the previous year. The increase is due to more shareholder loans provided in the current period.

Liquidity and Capital Resources

At January 31, 2013 the Company’s total assets were $65,783 as compared to $21,054 at July 31, 2012. Long-term liabilities as of January 31, 2013 totaled $1,082,905 as compared to $1,044,230 at July 31, 2012. The Company had a working capital deficiency of $710,411 at January 31, 2013.

As of January 31, 2013 the Company had non-interest bearing loans from a shareholder in the amount of $10,920 and interest-bearing loans from another shareholder and companies related to shareholders in the amount of $299,192 plus accrued interest at the rate of 8% in the amount of $5,099 and accrued interest at the rate of 15% in the amount of $11,701. The Company has recognized imputed interest of $567 calculated at the rate of 6% per annum in the six months ended January 31, 2013 on the non-interest-bearing loan. The amount of the imputed interest has resulted in an increase in additional paid-in capital since the interest is not payable.

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

The Company has experienced total losses during the exploration stage amounting to $21,025,559 as of January 31, 2013. As of January 31, 2013, the Company had a total of $54,879 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable, including the completion of exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”). In Uganda, the currency is the Ugandan shilling (“UGX”). On January 31, 2013, the exchange rate was UGX2,691.63 = US$1.00 (source: www.exchangerates.org.uk).

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. Based on that evaluation, our President concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of January 31, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

At January 31, 2013, the Company had a working capital deficiency of $710,411. The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

Item 6.  Exhibits

(a)    Exhibit List

31.1    Certificate pursuant to Rule 13a-14(a)
32.1    Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of June, 2013.

MAGNUS INTERNATIONAL RESOURCES INC. (Registrant)

By: /s/ Graham Taylor
Graham Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Graham Taylor
Graham Taylor	President, CEO, CFO, Secretary, Treasurer and Director	June 26, 2013

/s/ Steven Tan
Steven Tan	Director	June 26, 2013